Form 10-Q
period 1996-03-31
MORGAN GROUP INC
filed 1996-05-15
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      ------------------------------------
                                    FORM 10-Q

(Mark One)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -------
             EXCHANGE ACT OF 1934

For the period ended March 31, 1996

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to


                         Commission File Number 1-13586

                             THE MORGAN GROUP, INC.

         Delaware                                         22-2902315
(State of other jurisdiction of             (I.R.S. Employer identification no.)
 of incorporation or organization)

  2746 Old  U.S. 20 West Elkhart, Indiana                 46514-1168
- - --------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

                                 (219) 295-2200
               (Registrant's telephone number, include area code)

                                 Not applicable

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X       Yes                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.15 Par Value:
         Class A - 1,514,975 shares as of March 31, 1996
         Class B - 1,200,000 shares as of  March 31, 1996

                             The Morgan Group, Inc.

                                      INDEX


                                                                         PAGE
                                                                        NUMBER

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          March 31, 1996 and December 31, 1995                          2 - 3

          Condensed Consolidated Statements of
          Operations for the Three Month Periods Ended
          March 31, 1996 and 1995                                           4

          Condensed Consolidated Statements of
          Cash Flows for the Three Month Periods Ended
          March 31, 1996 and 1995                                           5

          Notes to Condensed Consolidated Financial
          Statements as of March 31, 1996                               6 - 8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9 - 12


PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                 13

          Signatures                                                       14

                          PART I FINANCIAL INFORMATION
                           Item 1 Financial Statements


                     The Morgan Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                       Mar. 31        Dec. 31,
                                                        1996             1995
                                                    ----------       --------
                                                    (Unaudited)       (Note)
                                                      (Dollars in thousands)
Assets
Current assets:
   Cash and cash equivalents                            $ 2,663         $ 2,851
   Trade accounts receivable, less allowance
     for doubtful accounts of $50,000 in 1996
     and $102,000 in 1995                                13,135          11,285
   Accounts receivable , other                              801             514
   Prepaid expenses and other current assets              2,781           2,875
   Deferred income taxes                                    586             586
                                                        -------         -------
Total current assets                                     19,966          18,111

Property and equipment, net                               6,725           6,902
Intangible assets, net                                    5,179           5,285
Other assets                                                560             497
                                                        -------         -------

Total assets                                            $32,430         $30,795
                                                        =======         =======

                     The Morgan Group, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                                                     Mar. 31,        Dec. 31,
                                                                      1996             1995
                                                                   -----------      ----------
                                                                  (Unaudited)        (Note)
                                                                    (Dollars in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
    Note payable to bank                                              $1,800        $   - - -
    Trade accounts payable                                             3,155            3,845
    Accrued liabilities                                                1,994            2,039
    Accrued driver pay                                                 1,081              206
    Accrued claims payable                                             3,783            3,623
    Refundable deposits                                                1,321            1,607
    Current portion of long-term debt                                    784              784
                                                                     -------         --------
Total current liabilities                                             13,918           12,104

Long-term debt                                                         2,385            2,491
Deferred income taxes                                                    622              622
Commitments and contingencies                                         - - -             - - -

Shareholders' equity
    Preferred stock without par value
    Authorized shares - 50,000                                        - - -             - - -
    No shares issued and outstanding

    Common stock, $.015 par value
    Class A                                                               23               23
    Authorized shares - 7,500,000;
    Issued and outstanding shares - 1,514,975 and
    1,449,554

    Class B                                                               18               18
    Authorized shares - 2,500,000;
    Issued and outstanding shares - 1,200,000

    Additional paid-in capital                                        12,441           12,441

    Retained earnings                                                  4,335            4,370
                                                                       -----            -----
Total shareholders' equity                                            16,817           16,852
Less - treasury stock , 90,578 shares,at cost                           (752)          (1,274)
     - loan to officer for purchase of stock                            (560)           - - -
                                                                     -------           ------
Total
shareholders' equity                                                  15,505           15,578
                                                                      ------           ------
Total liabilities and shareholders' equity                           $32,430          $30,795
                                                                     =======          =======


Note:The balance  sheet at December  31, 1995 has been  derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles or complete financial statements.

     See notes to condensed consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended
                                                      ------------------------
                                                      March 31,       March 31,
                                                        1996            1995
                                                      --------         ------
                                                        (Dollars in thousands
                                                        except per share data)
Operating revenues:
   Manufactured housing outsourcing                    $15,553        $13,261
   Specialized transport                                 7,148          7,639
   Driver outsourcing                                    5,259          4,103
   Other service revenues                                2,546          1,800
                                                         -----          -----
Total operating revenues                                30,506         26,803

Costs and expenses:
   Operating costs                                      28,199         23,972
   Depreciation and amortization                           362            261
   Selling, general and administrative                   1,993          1,833
                                                         -----          -----
Operating income (loss)                                    (48)           737

   Net interest income (expense)                           (63)            18
                                                        -------       -------

Income (loss) before income taxes                         (111)           755

Income tax expense (benefit)                              (120)           292
                                                          ------          ---

Net income                                                   9            463
Less preferred stock dividends                           - - -             60
                                                         -----             --

Net income applicable to common stock                       $9           $403
                                                            ==           ====

Net income per common share:
   Primary                                              $- - -          $.015
                                                        ======          =====

   Fully diluted                                        $- - -          $0.15
                                                        ======          =====

Average number of common shares and common
   stock equivalents                                 2,686,610       2,646,565
                                                     =========       =========





     See notes to condensed consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                           1996         1995
                                                          --------     ------
                                                          (Dollars in thousands)
Operating activities
Net income                                                $     9    $   463
Adjustment to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                              362        261
   Debt amortization                                           10          8
                                                          -------    -------
                                                              381        732

Changes in operating assets and liabilities:
   Accounts receivable                                     (1,850)      (695)
   Accounts receivable, other                                (287)       (59)
   Prepaid expenses and other current expenses                 74        491
   Accounts payable                                          (680)      (547)
   Accrued liabilities                                        (45)       281
   Accrued drivers pay                                        875        207
   Accrued insurance claims                                   160        102
   Refundable deposits                                       (286)      (234)
                                                          -------    -------

   Net cash provided by (used in)
      operating activities                                 (1,658)       278

Investing activities
Purchases of property and equipment, net of disposals         (79)      (556)
Increase in other assets                                      (63)      (147)
                                                          -------    -------

Net cash used in investing activities                        (142)      (703)

Financing activities
Net proceeds from (payment on) bank and seller
  financed notes and credit line                            1,694       (166)
Dividends on common and preferred stock                       (44)      (160)
Treasury stock purchase, net of officer loan                  (38)       (76)
                                                          -------    -------

Net cash provided by (used in) financing activities         1,612       (402)
                                                          -------    -------
Net decrease in cash and equivalents                         (188)      (827)

Cash and cash equivalents at beginning of period            2,851      6,694
                                                          -------    -------
Cash and cash equivalents at end of period                $ 2.663    $ 5,867
                                                          =======    =======



See notes to condensed consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1996

Note 1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of The Morgan Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q and
          Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1995.

          The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Morgan Drive Away, Inc. ("Morgan"), TDI, Inc. ("TDI"), Interstate Indemnity Company ("Interstate"), and Morgan Finance, Inc. ("Finance") all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2.   Indebtedness

          The Company has extended, through July 31, 1996, various credit facilities with banks at terms similar to those terms disclosed in the December 31, 1995 financial statements. The Company expects to renew or extend these agreements in the normal course of business.

Note 3. In February of 1996, Morgan Drive Away adopted a Special Employee Stock Purchase Plan ("Plan") under which Morgan Drive Away's President and Chief Executive Officer purchased 70,000 shares of Class A Common stock from treasury stock at the then current market value price of $560,000. Under the terms of the Plan, $56,000 was delivered to the Company and a promissory note was executed in the amount of $504,000 bearing an interest rate of five (5%) percent per annum due in 2003. The Plan allows for repayment of the note using shares at $8.00 per share. Morgan Drive Away has the right to repurchase, at $8.00 per share, 56,000 shares during the first year of the agreement and 28,000 during the second year.

                         PART I - FINANCIAL INFORMATION

            Item 2 - Management Discussion and Analysis of Financial
                      Condition and Results of Operations

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationships of operations data to revenue for the periods indicated.

                                                        Three Months Ended
                                                             March 31,
                                                         1996          1995
                                                       --------      ------
                                                             (Unaudited)
           Statement of Operations Data:
           Operating revenue                           100.0%          100.0%
           Operating costs                              92.4            89.4
           Depreciation and amortization                 1.2             1.0
           Selling, general and administrative           6.5             6.8
                                                       -----           -----
           Operating income                              (.1)            2.8
           Net interest expense                          (.2)             .0
                                                       -----           -----
           Income before income taxes                    (.3)            2.8
           Income  taxes                                  .3            (1.1)
                                                       -----           -----
           Net income                                      0%            1.7%
                                                       =====           =====

Operating Revenues

Operating revenues for the first quarter of 1996 totaled $30.5 million, representing an increase of 14% when compared to $26.8 million in the first quarter of 1995. Prior to giving effect to the acquisition of TDI, Inc. which closed on May 22, 1995, comparable operating revenues increased 6.5%. The manufactured housing outsourcing revenues, which includes specialized transportation to companies who produce new manufactured homes, modular homes, and office trailers, increased 17% from $13.3 million in the first quarter of 1995 to $15.6 million in the first quarter of 1996. Unit shipments by the manufactured housing industry (considering double-wides as two units) in the United States, increased by approximately 9% through February 28, 1996. Specialized transport revenues, which consist of the transportation of van conversions, automobiles, semi-trailers, military vehicles, and other commodities by utilizing specialized equipment, decreased from $7.6 million in the first quarter of 1995 to $7.1 million in the first quarter of 1996. A slight reduction in van conversion production and reduced orders for new van trailers in the market place lead to the decline in specialized transport revenues. The increase in driver outsourcing revenues of 28% from $4.1 million in 1995 to $5.3 million in 1996 was aided by the acquisition of TDI, Inc. Other service revenues, which include revenues from Interstate Indemnity, Morgan Finance, permit ordering services, and labor services, increased 41% to $2.5 million in the first quarter of 1996 over the same period of the prior year.

Operating Costs

     Operating costs as a percent of revenue increased from 89.4% in the first quarter of 1995 to 92.4% in the first quarter of 1996. Drivers pay on a percentage of revenue increased over 1.5%. The higher pay percentage was principally attributed to margin compression in the Company's Specialized Transport Division, harsh winter conditions in the Northwest and Southeast, and a change in mix of manufactured housing business to lower margin accounts. Operating costs also increased due to higher investment in safety, dispatching, and sales personnel without a corresponding increase in revenue levels. Higher operating costs as a percentage of revenues will continue throughout the year, although they should be partially mitigated by rate increases which are expected to be implemented primarily during the second quarter.

Depreciation and Amortization

     Depreciation and amortization increased from $261,000, or 1% of revenue, in the first quarter of 1995 to $362,000, or 1.2%, of revenue in 1996. The increase in depreciation and amortization relates to higher capital expenditure levels in 1995 and amortization of the TDI acquisition..

Selling General and Administrative Expenses

     Selling, general and administrative expenses increased from $1,833,000, or 6.8% of revenue, in the first quarter of 1995 to $1,993,000, or 6.5% of revenue, in 1996. The growth in selling, general and administrative expenses for the quarter was attributed to additional general and administrative costs of $130,000 added with the acquisition of TDI, and higher computer lease expense related to the automation of dispatch locations.

Operating Income (Loss)

     Operating loss of $48,000 for the first quarter of 1996 compared unfavorably to $737,000 of operating income in the first quarter of 1995. The reduced operating income was attributed to higher operating expenses, which were affected during the first quarter by several factors, including reduced recreational vehicle margins with declining revenues and harsh winter conditions in the Northwest and Southeast. In addition, due to seasonality, the TDI operation produced an operating loss of $30,000 during the first quarter of 1996.


Interest Expense, Net

     During the first quarter of 1996, the Company had net interest expense of $63,000 compared to interest income of $18,000 in the first quarter of 1995. The generation of expense in 1996 relates to interest expense costs of $38,000 associated with the TDI acquisition and higher interest expense associated with the financing of independent contractor loans through Morgan Finance.

Pretax Income (Loss)

     During the first quarter of 1996, the Company had a pretax loss of $111,000, or .3% of revenue, versus pretax income of $755,000, or 2.8% of revenue in the first quarter of 1995.

Income Taxes

     The benefit recorded for federal and state income taxes in the first quarter of 1996 of $120,000 relates to tax benefits associated with the losses from The Morgan Group, Inc.'s subsidiaries, excluding the earnings of Interstate Indemnity. This tax benefit compares with a 39% federal and state tax rate in the first quarter of 1995.

Net Income

     Net income was $9,000 in the first quarter of 1996, compared to net income of $463,000, or 15(cent) primary earnings per common share in the first quarter of 1995.

Seasonality

     Shipments of manufactured housing tend to decline in the winter months in areas where poor weather conditions inhibit transport. This may reduce revenues in the first and fourth quarters of the year. RV movements are generally stronger in the spring when dealers build stock in anticipation of the summer vacation season and in late summer and early fall when new vehicle models are introduced. The Company's revenues, therefore, are generally stronger in the second and third quarters of the year.

LIQUIDITY AND CAPITAL RESOURCES

           Net working capital increased from $6,007,000 at December 31, 1995 to $6,048,000 as of March 31, 1996. Cash and cash equivalents decreased from $2,851,000 as of December 31, 1995 to $2,663,000 as of March 31, 1996. Net cash used for operating activities was $1,658,000 in the first quarter compared to cash provided from operations in the first quarter of 1995 of $278,000. In addition, to the reduction in net income during the first quarter, cash used in operating activities was affected by growth in accounts receivables of $1,850,000 compared to receivable growth in the first quarter of 1995 of $695,000. The growth in accounts receivable in 1996 compared to 1995 is directly related to a 14% growth in operating revenues and increased days sales outstanding from 28 in the first quarter of 1995 to 29 in the first quarter of 1996. The increase in accounts receivable, other of $287,000 in the first quarter of 1996 is attributed to communication cost discounts earned but not yet received and increased receivables from insurance companies for health costs. The decline in prepaid expenses during the first quarter of 1995 is principally attributed to reduced prepayments of insurance premiums of $466,000. This decline also occurred in the first quarter of 1996, but was partially offset by increased prepaid expenses for driver recruiting and retention programs that will benefit the Company throughout the year. The increase in accrued drivers pay of $875,000 for the first quarter is attributed to higher revenue levels. Financing activities were comprised of borrowing to fund working capital of $1.8 million, principal payments made on acquisition debt and mortgage debt of over $100,000, and treasury stock issuance in conjunction with the Special Employee Stock Purchase Plan (Note 3).

           At March 31, 1996, the Company had $2,663,000 in cash, marketable securities and short-term investments. Additionally, the Company had over $12,000,000 of unused credit facilities. The Company expects that current cash flow from existing operations, existing cash, and the line of credit will be adequate to fund the Company's existing operations for the foreseeable future.

PART II - OTHER
INFORMATION

Item 6

           Exhibits and Reports on Form 8-K

          (a) No reports on Form 8-K were filed during the three months ended March 31, 1996.

          (b)    The following exhibits are included herein:

          Exhibit 4.1 Amendment to Line of Credit Loan Agreement dated as of May 8, 1996 between TDI, Inc. and Key Bank National Association.

          Exhibit 4.2 Fourth Amendment to Transactional Line of Credit Agreement dated as of May 8, 1996 between Morgan Group, Inc., and Key Bank National Association.

          Exhibit 4.3 Second Amendment to Standby Letter of Credit Facility Agreement dated May 8, 1996 between Morgan Drive Away, Inc., Interstate Indemnity Company and Key Bank National Association.

          Exhibit 4.4 Third Amendment to Finance Line of Credit Agreement dated May 8, 1996 between Morgan Finance, Inc. and Key Bank National Association.

          Exhibit 11   Statement re:  computation of earnings per share.

          Exhibit 27   Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE MORGAN GROUP, INC.



                                             BY: /s/ Richard B. DeBoer
                                                 ------------------------------
                                                 Richard B. DeBoer
                                                 Vice President and
                                                 Chief Financial Officer

                                            Date:  May 14, 1996