Form 10-Q
period 1996-06-30
MORGAN GROUP INC
filed 1996-08-14
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      ------------------------------------
                                    FORM 10-Q

(Mark One)

   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -------     EXCHANGE ACT OF 1934

            For the period ended  June 30, 1996

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to


                         Commission File Number 1-13586

                             THE MORGAN GROUP, INC.
- --------------------------------------------------------------------------------

             Delaware                                  22-2902315
- --------------------------------------------------------------------------------
(State of other jurisdiction of            (I.R.S. Employer identification no.)
of incorporation or organization)



    2746 Old  U.S. 20 West      Elkhart, Indiana                 46514-1168
- --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)



                                 (219) 295-2200
- --------------------------------------------------------------------------------
               (Registrant's telephone number, include area code)



                                 Not applicable
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Common Stock, $0.15 Par Value:
         Class A - 1,499,960 shares as of June 30, 1996
         Class B - 1,200,000 shares as of  June 30, 1996

                             The Morgan Group, Inc.



                                      INDEX


                                                                    PAGE NUMBER

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          June 30, 1996 and December 31, 1995                           2 - 3

          Condensed Consolidated Statements of
          Operations for the Three and Six Month
          Periods Ended June 30, 1996 and 1995                              4

          Condensed Consolidated Statements of
          Cash Flows for the Six Month Periods Ended
          June 30, 1996 and 1995                                            5

          Notes to Condensed Consolidated Financial
          Statements as of June 30, 1996                                6 - 8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9 - 11


PART II   OTHER INFORMATION

Item 2    Changes in Securities                                            12
Item 4    Submission of Matters to a Vote of Security Holders              13
Item 6    Exhibits and Reports on Form 8-K                                 14
          Signatures                                                       15
          Exhibits                                                         16

                          PART I FINANCIAL INFORMATION
                           Item 1 Financial Statements


                     The Morgan Group, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                      June 30          Dec. 31,
                                                       1996              1995
                                                   ----------         ---------
                                                    (Unaudited)        (Note)
             (Dollars in thousands)
Assets
Current assets:
    Cash and cash equivalents                           $1,243          $2,851
    Trade accounts receivable,
       less allowance for doubtful
       accounts of $50,000 in 1996 and
       $102,000 in 1995                                 14,012          11,285
    Accounts receivable, other                             709             514
    Prepaid expenses and other current assets            2,448           2,875
    Deferred income taxes                                  586             586
                                                           ---             ---
Total current assets                                    18,998          18,111

Property and equipment, net                              6,658           6,902
Intangible assets, net                                   5,072           5,285
Other assets                                               664             497
                                                           ---             ---

Total assets                                           $31,392         $30,795
                                                       =======         =======

                     The Morgan Group, Inc. and Subsidiaries

                                                         June, 30      Dec. 31,
                                                           1996          1995
                                                       ----------      --------
                                                        (Unaudited)     (Note)
                                                         (Dollars in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
   Note payable to bank                                  $  1,850        $- - -
   Trade accounts payable                                   2,442         3,845
   Accrued liabilities                                      1,566         2,039
   Accrued driver pay                                         631           206
   Accrued claims payable                                   3,910         3,623
   Refundable deposits                                      1,576         1,607
   Current portion of long-term debt                          784           784
                                                         --------      --------
Total current liabilities                                  12,759        12,104

Long-term debt                                              2,199         2,491
Deferred income taxes                                         622           622
Commitments and contingencies                               - - -         - - -

Shareholders' equity
   Preferred stock without par value
   Authorized shares - 50,000
   No shares issued and outstanding

   Common stock, $.015 par value
   Class A
   Authorized shares - 7,500,000;
   Issued and outstanding shares -
     1,499,960 and 1,449,554                                   23            23

   Class B
   Authorized shares - 2,500,000;
   Issued and outstanding shares - 1,200,000                   18            18

   Additional paid-in capital                              12,441        12,441

   Retained earnings                                        4,719         4,370
                                                         --------      --------
Less - treasury stock, 105,593 shares, at cost               (885)       (1,274)
      - loan to officer for purchase of stock                (504)        - - -
                                                         --------      --------
Total shareholders' equity                                 15,812        15,578
                                                         --------      --------
Total liabilities and shareholders' equity               $ 31,392      $ 30,795
                                                         ========      ========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles or complete financial statements.

                     The Morgan Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                  Three Months Ended              Six Months Ended
                                                      June 30                          June 30
                                           ----------------------------     ----------------------------
                                                1996             1995            1996           1995
                                           -----------      -----------     -----------      -----------
   Operating revenues:
   Manufactured housing outsourcing        $    20,008      $    16,338     $    35,566      $    29,552
   Specialized transport                         6,938            7,814          14,081           15,500
   Driver outsourcing                            6,871            5,002          12,130            9,105
   Other service revenues                        2,881            2,400           5,427            4,200
                                           -----------      -----------     -----------      -----------
Total operating revenues                        36,698           31,554          67,204           58,357

Costs and expenses:
   Operating costs                              33,564           28,074          61,763           52,046
   Depreciation and amortization                   380              313             742              574
   Selling, general and administrative           2,076            1,925           4,069            3,758
                                           -----------      -----------     -----------      -----------
Operating income                                   678            1,242             630            1,979

   Net interest income (expense)                  (109)               1            (172)              19

Income before income taxes                         569            1,243             458            1,998

Income tax expense                                 152              479              32              771
                                           -----------      -----------     -----------      -----------

Net income                                         417              764             426            1,227
Less preferred stock dividends                   - - -               62           - - -              122
                                           -----------      -----------     -----------      -----------

Net income applicable to common stock      $       417      $       702     $       426      $     1,105
                                           ===========      ===========     ===========      ===========

Net income per common share:
   Primary                                 $      0.15      $      0.27     $      0.16      $      0.42
                                           ===========      ===========     ===========      ===========

   Fully diluted                           $      0.15      $      0.27     $      0.16      $      0.42
                                           ===========      ===========     ===========      ===========

Average number of common shares
    and common stock equivalents             2,708,128        2,635,273       2,677,957        2,643,780
                                           ===========      ===========     ===========      ===========





See notes to condensed consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            1996         1995
                                                          -------      -------
                                                         (Dollars in thousands)
Operating activities
Net income                                                $   426      $ 1,227
Adjustment to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                              742          574
   Debt amortization                                           16           16
                                                          -------      -------
                                                            1,184        1,817

Changes in operating assets and liabilities:
   Accounts receivable                                     (2,727)      (2,481)
   Accounts receivable, other                                (195)         (60)
   Prepaid expenses and other current expenses                411         (594)
   Accounts payable                                        (1,392)          83
   Accrued liabilities                                       (473)         827
   Accrued drivers pay                                        425          525
   Accrued insurance claims                                   287          204
   Refundable deposits                                        (31)          (4)
                                                          -------      -------

   Net cash provided by (used in operating activities      (2,511)         317

Investing activities
Purchases of property and equipment, net of disposals        (285)      (1,187)
Increase in other assets                                     (167)        (359)
                                                          -------      -------

Net cash used in investing activities                      (2,963)      (3,857)

Financing activities
Net proceeds from (payment on) bank and seller
    financed notes and credit line                          1,558        1,573
Dividends on common and preferred stock                       (88)        (204)
Treasury stock purchase, net of officer loan                 (115)        (338)
                                                          -------      -------

Net cash provided by (used in) financing activities         1,355        1,137
                                                          -------      -------
Net decrease in cash and equivalents                       (1,608)      (2,403)

Cash and cash equivalents at beginning of period            2,851        6,694
                                                          -------      -------
Cash and cash equivalents at end of period                $ 1,243      $ 4,291
                                                          =======      =======




See notes to condensed consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1996


Note 1.           Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements of The Morgan Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1995.

                  The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Morgan Drive Away, Inc. ("Morgan"), TDI, Inc. ("TDI"), Interstate Indemnity Company ("Interstate"), and Morgan Finance, Inc. ("Finance") all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2.           Indebtedness

                  The Company has extended, through April 30, 1997, various credit facilities with banks at terms similar to those terms disclosed in the December 31, 1995 financial statements. The Company expects to renew or extend these agreements in the normal course of business.

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



                                             Three Months Ended                    Six  Months Ended
                                                  June 30,                             June 30,
                                         --------------------------             -------------------------
                                           1996             1995                 1996              1995
                                                  Unaudited)                          (Unaudited)
Statement of Operations Data:
Operating revenue                         100.0%            100.0%               100.0%            100.0%
Operating costs                            91.5              89.0                 91.9              89.2
Depreciation and amortization               1.0               1.0                  1.1               1.0
Selling, general and administrative         5.7               6.1                  6.1               6.4
                                          -----             -----                -----             -----
Operating income                            1.8               3.9                   .9               3.4
Net interest expense                        (.3)             --                    (.3)             --
                                          -----             -----                -----             -----
Income before income taxes                  1.5               3.9                   .6               3.4
Income taxes                                (.4)             (1.5)                --                (1.3)
                                          -----             -----                -----             -----
Net income                                  1.1%              2.4%                  .6               2.1%
                                          =====             =====                =====             =====


Operating Revenues

         Operating revenues for the second quarter of 1996 totaled $36.7 million, representing an increase of 16% when compared to operating revenues of $31.6 million in the second quarter of 1995. Prior to giving effect to the TDI acquisition, which occurred in May of 1995, second quarter operating revenues increased by 13%. Year to date operating revenues reached $67.2 million, 15% above last year's six month revenue of $58.4 million. Prior to giving effect to the TDI acquisition, the revenue gain for the first six months was 10%. The revenue growth is credited to the strength of the manufactured housing industry and revenues generated from driver outsourcing services. Unit shipments by the manufactured housing industry (considering double-wide units as two shipments) in the United States increased by approximately 11% through May of 1996 compared to the similar period in 1995, according to the Manufactured Housing Institute. The increase in industry production, along with longer miles per move, spurred a 22% increase in manufactured housing outsourcing revenues for the quarter and 20% growth year to date. Specialized transport revenues, which consist of the transportation of van conversions, automobiles, semi-trailers, military vehicles, and other commodities by utilizing specialized equipment, decreased 11% during the quarter and 9% year to date. A slight reduction in tent camper and van conversion production, coupled with reduced industry participation in travel trailers have led to the decline in specialized transport revenues. The increase of driver outsourcing revenues for the quarter of 37% and year to date of 33% was aided by the acquisition of TDI, Inc. Other service revenues, which includes revenues from Interstate Indemnity, Morgan Finance, permit ordering services, and labor services increased 20% for the quarter and 29% year to date over the same period of the prior year.

Operating Costs

         Operating costs as a percent of revenue increased from 89% in the second quarter of 1995 to 91.5% in the second quarter of 1996. Year to date operating costs are 91.9% versus 89.2% for the first six months of 1995. Drivers pay on a percentage of revenue increased 1.5% for the quarter and year to date. The higher pay percentage was principally attributed to margin compression in the Company's Specialized Transport Division, higher pay percentage in driver outsourcing due to lower margin commercial vehicle business, and a change in mix in manufactured housing business to lower margin accounts. Operating costs also increased due to higher claims reserves, highway road taxes, and higher investment in safety and dispatching personnel without corresponding increase in revenue levels.

Depreciation and Amortization

         Depreciation and amortization as a percent of revenue remained constant at 1% for the quarter and year to date increased from 1% for the first six months of 1995 to 1.1% in 1996. The increase in depreciation and amortization cost from $313,000 in the second quarter of 1995 to $380,000 in the second quarter of 1996 relates to higher capital expenditure levels in 1995 and a full quarter amortization of the TDI acquisition in 1996.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the second quarter declined as a percentage of revenue from 6.1% in the second quarter of 1995 to 5.7% in the second quarter of 1996. Year to date, selling, general and administrative expenses decreased from 6.4% of revenue in 1995 to 6.1% in 1996. Dollars expended on selling, general and administrative expenses increased from $1,925,000 in the second quarter of 1995 to $2,076,000 in 1996. This increase was principally related to the inclusion of the TDI acquisition for the full quarter in 1996. The TDI acquisition also explains the increase in year to date selling, general and administrative expenses.

Operating Income (Loss)

         Operating income decreased from $1,242,000 in the second quarter of 1995 to $678,000 in the second quarter of 1996, and year to date operating income has decline from $1,979,000 for the first six months of 1995 to $630,000. The decline in operating revenues for the quarter and year to date is primarily at the Morgan Drive Away, Inc. subsidiary level and is related to higher operating costs.

Interest Expense, Net

         Interest expense during the second quarter was $109,000 compared to interest income during the second quarter of 1995 of $1,000. Year to date interest expense is $172,000 compared to interest income of $19,000 for the first six months of 1995. Interest expense in 1996 is primarily related to (i) interest expense associated with the TDI acquisition ($74,000 year to date),
(ii) treasury share purchases and early redemption of preferred stock which has reduced the Company's cash levels, and (iii) higher working capital levels in 1996 giving rise to additional interest cost.

Pretax Income (Loss)

         Pretax income decreased from 3.9% of revenue in 1995 to 1.5% of revenue in the second quarter of 1996. Year to date pretax income decreased from 3.4% of revenue in 1995 to .6% of revenue in 1996.

Income Taxes

         The provision for federal and state income taxes was 27% of pretax income in the second quarter of 1996 compared to a provision of 39% in the second quarter of 1995. The year to date provision for federal and state income taxes is 7% compared to 39% year to date in 1995. The lower provision for the quarter and year to date is associated with the low income being generated from The Morgan Group, Inc.'s subsidiaries excluding the earnings from Interstate Indemnity.

Net Income

         Net income was $417,000, or 15 cents per share, in the first quarter of 1996, compared to a net income of $764,000, or 27 cents primary earnings per common share in the second quarter of 1995. Year to date net income was $426,000, 16 cents primary earnings per common share, compared to $1,227,000 of net income, or 42 cents primary earnings per common share for the first six months of 1995.

Seasonality

         Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. In addition, in the winter months relocation of consumer rental trucks decline. These two factors may reduce revenues in the first and fourth quarters of the year. RV movements are generally stronger in the spring when dealers build stock in anticipation of summer vacation season and late summer and early fall when new vehicle models are introduced. The Company's revenues, therefore, are stronger in the second and third quarters of the year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased from $2,851,000 as of December 31, 1995 to $1,243,000 as of June 30, 1996. In addition, the Company borrowed $1,850,000 on its working capital line of credit. Increased receivables of $2,727,000 during the first six months of 1996 was $246,000 higher than the comparable period in 1995. The increase is attributed to an increase in days sales outstanding from 28 as of June 30, 1995 to 29 as of June 30, 1996. Prepaid expenses decreased $411,000 during the first six months of 1996 which compared favorably to a $594,000 increase during the first six months of 1995. The changes in prepaid expenses between years relates to a company prepayment of a portion of its 1995/1996 liability insurance premiums in June of 1995 while this transaction in the current year did not take place until July of 1996. Accounts payable and accrued liabilities declined $1,865,000 in 1996 compared to an increase in accounts payable and accrued liabilities in 1995 of $910,000. The increase in 1995 is specifically related to the premium finance agreement entered into for the Company's insurance liability premiums of $1,145,000 in June of 1995. The decrease in accounts payable and accrued liabilities in 1996 is related to (i) payments made on Workers' Compensation liability claims of $400,000, and (ii) an increase in cash overdrafts totaling $800,000. Cash expended on investing activities was $452,000 during the first six months of 1996 compared to $2,857,000 in the first six months of 1995. The expenditures in 1995 related to the purchase of intangibles of TDI, purchase of property and equipment comprised principally of operating assets, and an increase in the number of driver loans made by Morgan Finance, Inc. During 1996, the Company has reduced its expenditures on operating equipment and reduced the level of financing for new driver loans through Morgan Finance, Inc. Financing activities in 1996 represented by borrowings under its working capital line of credit of $1,850,000 less $495,000 of payments in outstanding bank and seller financed notes, and payments of cash dividends, and treasury stock purchases of $203,000. On July 31, 1996, the Board of Directors approved the potential repurchase of up to an additional 50,000 shares of its Class A common stock. The Company has substantially completed the purchase of a previously authorized 100,000 share stock buy back. At June 30, 1996, the Company had $1,200,000 of cash, marketable securities, and short-term investments, in addition to unused bank facilities of $12,000,000. The Company expects current cash flow from existing operations, existing cash and line of credit to be adequate to fund the existing operations for the foreseeable future.

FORWARD-LOOKING DISCUSSION

         Management believes the Company is situated to begin to show improved results toward the end of the calendar year. The Company initiated modest price increases late in the second quarter and expects to realize significant insurance savings in the second half due to a favorable insurance renegotiation completed in June. These profit enhancing measures will be partially mitigated by the prospect of continued softness in the specialized transport and consumer rental truck relocations as well as the macro-economic factors impacting the market. The matters discussed in this paragraph are forward looking statements that involve risk and uncertainties. Potential risk and uncertainties include, without limitation, continued competitive pressures in the market place, the effect competitive factors and the Company's reaction to them may have on consumer and business buying decisions with respect to the Company's services, the cost of accident claims on the Company's results, and the ability to continue to recruit qualified drivers to service the business. These factors may cause actual results to differ materially from what the Company has projected.

PART II - OTHER INFORMATION

Item 4        Submission of Matters to a Vote of Security Holders

             On  May  6,  1996,   the  Company   held  its  annual   meeting  of
shareholders, the results of which follow:

             Report of proxies received and shares voted May 6, 1996



                                            Total         Voted      % of Total
                                          ---------      ---------   ----------
  Number of Shares of Class B
  Common Stock                            1,200,000      1,200,000       100%

  Number of Shares of Class A
  Common Stock                            1,516,005      1,310,585        86%



  1.  Election of Directors Elected
     by all Shareholders
     (1-year term)
                                           Against
                              For        or Withheld      Abstained    Non-Votes
                           ---------    ------------      ---------    ---------
  Charles C. Baum          3,705,685       5,900                        205,420
  Bradley J. Bell          3,705,685       5,900                        205,420
  Richard B. Black         3,705,685       5,900                        205,420
  Mario J. Gabelli         3,705,685       5,900                        205,420


2. Election of Directors
   by Holders of Class A
   Common Stock
   (1-year term)

Todd L. Parchman           3,704,485       6,100                        205,420



3. Approval and ratification of the appointment of Ernst & Young LLP, certified public accountants, auditors for the fiscal year ended December 31, 1996.

                                           Against
                              For        or Withheld      Abstained    Non-Votes
                           ---------    ------------      ---------    ---------

                           3,707,935        200             2,450       205,420

Item 6

             Exhibits and Reports on Form 8-K

         (a)      The following exhibits are included herein:

         Exhibit 4.1 Second Amendment to Line of Credit Loan Agreement - TDI, Inc. with KeyBank National Association dated July 31, 1996.

         Exhibit 4.2 Third Amendment to Standby Letter of Credit Facility Agreement - Morgan Drive Away, Inc. and Interstate Indemnity Company with KeyBank National Association dated July 31, 1996.

         Exhibit  4.3      Fourth  Amendment to Finance Line of Credit Agreement
                           -  Morgan   Finance,   Inc.  with  KeyBank   National
                           Association dated July 31, 1996.

         Exhibit 4.4 Fifth Amendment to Transactional Life of Credit Agreement - The Morgan Group with KeyBank National Association dated July 31, 1996.

         Exhibit 4.5 Renewal Master Line of Credit Note - TDI, Inc. with KeyBank National Association dated July 31, 1996.

         Exhibit 4.6 Renewal Transactional Revolving Note - The Morgan Group, Inc. with KeyBank National Association dated July 31, 1996.

         Exhibit 4.7 Renewal Demand Note - Morgan Drive Away, Inc. and Interstate Indemnity Company with KeyBank National Association dated July 31, 1996.

         Exhibit 4.8 Renewal Finance Line of Credit Note - Morgan Finance, Inc. with KeyBank National Association dated July 31, 1996.


         Exhibit  11 - Statement re: computation of earnings per share.

         (b) No reports on Form 8-k were filed by the Company during the quarter ended June 30, 1996.

Second


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE MORGAN GROUP, INC.


                                        BY: /s/ Richard B. DeBoer
                                           -------------------------------------
                                                  Richard B. DeBoer
                                                  Vice President and CFO

                                        Date: August 13, 1996