Form 10-Q/A
period 1996-06-30
MORGAN GROUP INC
filed 1996-08-28
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      ------------------------------------
                                    FORM 10-Q/A1

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

                             The Morgan Group, Inc.



                                      INDEX


                                                                    PAGE NUMBER

PART I    FINANCIAL INFORMATION

     This amended Form 10-Q is filed to correct information previously filed under Item 1 of Form 10-Q for the quarter ended June 30, 1996, appearing on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1995.

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

                     The Morgan Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            1996         1995
                                                          -------      -------
                                                         (Dollars in thousands)
Operating activities
Net income                                                $   426      $ 1,227
Adjustment to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                              742          574
   Debt amortization                                           16           16
                                                          -------      -------
                                                            1,184        1,817

Changes in operating assets and liabilities:
   Accounts receivable                                     (2,727)      (2,481)
   Accounts receivable, other                                (195)         (60)
   Prepaid expenses and other current expenses                411         (594)
   Accounts payable                                        (1,392)          83
   Accrued liabilities                                       (473)         827
   Accrued drivers pay                                        425          525
   Accrued insurance claims                                   287          204
   Refundable deposits                                        (31)          (4)
                                                          -------      -------

   Net cash provided by (used in operating activities      (2,511)         317

Investing activities
Purchases of property and equipment, net of disposals        (285)      (1,187)
Intangible purchase                                           ---       (2,311)
Increase in other assets                                     (167)        (359)
                                                          -------      -------

Net cash used in investing activities                      (2,963)      (3,857)

Financing activities
Net proceeds from (payment on) bank and seller
    financed notes and credit line                          1,558        1,573
Dividends on common and preferred stock                       (88)        (204)
Treasury stock purchase, net of officer loan                 (115)        (338)
Conversion of warrants                                        ---          106
                                                          -------      -------

Net cash provided by (used in) financing activities         1,355        1,137
                                                          -------      -------
Net decrease in cash and equivalents                       (1,608)      (2,403)

Cash and cash equivalents at beginning of period            2,851        6,694
                                                          -------      -------
Cash and cash equivalents at end of period                $ 1,243      $ 4,291
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

                                        Date: August 27, 1996