Form 10-Q
period 1996-09-30
MORGAN GROUP INC
filed 1996-11-14
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      ------------------------------------
                                    FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
EXCHANGE ACT OF 1934

For the period ended September 30, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

For the transition period from              to


                         Commission File Number 1-13586

                             THE MORGAN GROUP, INC.


       Delaware                                           22-2902315
--------------------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer identification no.)
 of incorporation or organization)

     28651 U.S. 20 West             Elkhart, Indiana              46514
-------------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

                                 (219) 295-2200
-------------------------------------------------------------------------------
               (Registrant's telephone number, include area code)

                                 Not applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock, $0.15 Par Value:
         Class A - 1,489,010 shares as of September 30, 1996 Class B - 1,200,000 shares as of September 30, 1996

                                       The
                               Morgan Group, Inc.

                                      INDEX


                                                                     PAGE NUMBER

PART I            FINANCIAL INFORMATION

Item 1            Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1996 and December 31, 1995              2 - 3

                  Condensed Consolidated Statements of
                  Operations for the Three and Nine Month
                  Periods Ended September 30, 1996 and 1995                 4

                  Condensed Consolidated Statements of
                  Cash Flow for the Nine Month Periods Ended
                  September 30, 1996 and 1995                               5

                  Notes to Condensed Consolidated Financial
                  Statements as of September 30, 1996                       6

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  7 - 10


PART II           OTHER INFORMATION

                  Signatures                                               11

                  Exhibit 11 - Statement Re: Computation of
                  Per Share Earnings                                       12

                  Exhibit 27 - Financial Data Schedule                     13

                  Signatures                                               14

                          PART I FINANCIAL INFORMATION
                           Item 1 Financial Statements


                     The Morgan Group, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                         Sept. 30,      Dec. 31,
                                                            1996          1995
                                                         (Unaudited)   (Note)
                                                         -----------   ------
                                                            (In thousands)
Assets
Current Assets:
   Cash and cash equivalents                               $3,126       $2,851
   Trade accounts receivable, less allowance               13,109       11,285
       for doubtful accounts of  $44,000 in 1996
       and $102,000 in 1995
   Accounts receivable, other                                 388          514
   Prepaid expenses and other current assets                2,860        2,875
   Deferred income taxes                                      586          586
                                                           ------       ------

Total current assets                                       20,069       18,111
Property and equipment, net                                 6,575        6,902
Intangible assets, net                                      5,001        5,285
Other assets                                                  607          497
                                                           ------        -----
Total assets                                              $32,252      $30,795
                                                         ========      =======

                     The Morgan Group, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                                        Sept. 30,      Dec. 31,
                                                           1996          1995
                                                        (Unaudited)    (Note)
                                                              (In thousands)
Liabilities and Stockholders' Equity
Current Liabilities:
    Note payable to bank                                $2,500          $- - -
    Trade accounts payable                               2,622           3,845
    Accrued liabilities                                  1,691           2,039
    Accrued driver pay                                     228             206
    Accrued claims payable                               4,169           3,623
    Refundable deposits                                  1,768           1,607
    Current portion of long-term debt                      784             784
                                                        ------           -----

Total current liabilities                              $13,762          12,104

Long-term debt, less current portion                     1,703           2,491
Deferred income taxes                                      622             622
Commitments and contingencies                            - - -           - - -

Shareholders' equity
    Preferred  Stock  without  par value,
    authorized  shares - 50,000 No shares
    issued and outstanding

    Common stock, $.015 par value
    Class A:
    Authorized shares - 7,500,000
    Issued and outstanding shares -
    1,489,010 and 1,449,554                                 23             23

    Class B:
    Authorized shares - 2,500,000
    Issued and outstanding shares -
    1,200,000                                               18             18

    Additional paid-in capital                          12,441         12,441
Retained earnings                                        5,160          4,370
                                                        ------          -----
                                                        17,642         16,852

Less
- treasury stock, 116,543 shares, at cost                (973)         (1,274)
        - loan to officer for purchase of stock          (504)          - - -
                                                        ------        -------

Total shareholder's equity                             $16,165        $15,578
                                                       -------        -------

Total liabilities and shareholder's equity             $32,252        $30,795
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

                     The Morgan Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                         Three Months Ended                Nine Months Ended
                                                             Sept. 30,                         Sept. 30,
                                                      ---------------------              ---------------------
                                                        1996         1995                  1996         1995
                                                      --------     --------              --------     --------
                                                               (In thousands except per share data)
Operating Revenues:
   Manufactured housing outsourcing                  $19,959       $17,046              $55,525       $46,704
   Specialized transport                               6,910         7,715               20,991        23,109
Driver outsourcing                                     5,849         5,689               17,978        14,794
   Other  service revenues                             2,587         2,801                8,015         7,001
                                                      ------         -----                ------        -----
Total operating revenues                              35,305        33,251              102,509        91,608

Costs and Expenses:
   Operating costs                                    32,063       29,899                93,826        81,945
   Depreciation and amortization                         353          346                 1,095           920
   Selling, general and administrative                 2,101        1,903                 6,170         5,661
                                                      ------       ------                ------        ------
   Operating  income                                     788        1,103                 1,418         3,082
   Net interest income (expense)                        (108)         (50)                 (280)          (31)
                                                      ------       ------                ------        ------

Income before income taxes                               680        1,053                 1,138         3,051

Income taxes                                              185         239                   217         1,010
                                                      ------       ------                ------        ------
Net income                                                495         814                   921         2,041
Less preferred stock dividends                          - - -          61                 - - -           183
                                                      -------      ------                ------        ------

Net income applicable to common stock                   $495          $753                 $921        $1,858
                                                     =======       =======              =======       =======

Net income per share:
   Primary                                        $      0.18    $    0.29             $   0.34      $  0 .71

   Fully diluted                                  $      0.18    $    0.29             $   0.34      $   0.71

Average number of common shares and
   common stock equivalents                         2,692,489    2,575,771             2,682,837    2,620,819
                                                    =========    =========             =========    =========




See notes to condensed financial statements.

                     The Morgan Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)


                                                                                      Nine Months Ended
                                                                                           Sept. 30
                                                                                      1996          1995
                                                                                  ----------    --------
                                                                                         (In Thousands)
Operating activities
Net income                                                                            $921         $2,041
Adjustment to reconcile net income to net cash
provided by (used in) operating activities
   Depreciation                                                                       1,095           920
   Debt amortization                                                                     24            20
                                                                                     ------        -----
                                                                                      2,040         2,981
Changes in operating assets and liabilities:
   Accounts receivable                                                               (1,824)       (2,515)
   Accounts receivable, other                                                           126             9
   Prepaid expenses and other current expenses                                           (9)         (647)
   Accounts payable                                                                  (1,223)        1,069
   Accrued liabilities                                                                 (348)          266
   Accrued drivers pay                                                                   22          (329)
   Accrued insurance claims                                                             546           293
   Refundable deposits                                                                  161           237
                                                                                    -------        ------

Net cash provided by (used in) operating activities                                    (509)        1,364

Investing activities
Purchases of property and equipment                                                    (466)       (1,578)
Purchase of intangible assets                                                           (18)       (2,396)
Increase in other assets                                                               (110)         (354)
                                                                                       -----       ------

Net cash used in investing activities                                                  (594)       (4,328)

Financing activities
Net proceeds from (payment on) bank and seller
   financed notes and credit line                                                     1,712         1,798
Dividends on common and preferred stock                                                (131)         (355)
Treasury stock purchase, net of officer loan                                           (203)         (482)
Conversion of warrants                                                                - - -           107
                                                                                    ---------       -----

Net cash provided by financing activities                                             1,378         1,068
                                                                                      -----        ------

Net increase (decrease) in cash and cash equivalents                                    275        (1,896)

Cash and cash equivalents at beginning of period                                       2,851        6,694
                                                                                      ------        -----

Cash and cash equivalents at end of period                                            $3,126       $4,798
                                                                                      ======       ======

 See notes to condensed consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1996

Note 1.   Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements of The Morgan Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1995.

               The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Morgan Drive Away, Inc. ("Morgan"), TDI, Inc. ("TDI"), Interstate Indemnity Company ("Interstate") and Morgan Finance, Inc. ("Finance") all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2.   Indebtedness

                  The Company has extended, through April 30, 1997, various credit facilities with banks at terms similar to those terms disclosed in the December 31, 1995 financial statements. The Company expects to renew or extend these agreements in the normal course of business.

Note 3.   Employee Stock Purchase Plan

                  In February of 1996, Morgan Drive Away adopted a Special Employee Stock Purchase Plan ("Plan") under which Morgan Drive Away's President and Chief Executive Officer purchased 70,000 shares of Class A Common Stock from treasury stock at the then current market value price of $560,000. Under the terms of the Plan, $56,000 was delivered to the Company and a promissory note was executed in the amount of $504,000 bearing an interest rate of five (5%) percent per annum due in 2003. The Plan allows for repayment of the note using shares at $9.00 per share, 56,000 shares during the first year of the agreement and 28,000 during the second year.

PART I - FINANCIAL INFORMATION

Item 2 -  Management Discussion and Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS

           The following table sets forth the percentage relationships of operations data to revenue for the periods indicated.

                                           Three Months Ended            Nine Months Ended
                                               Sept. 30,                      Sept.  30,
                                        ----------------------         ----------------------
                                          1996         1995              1996          1995
                                        --------     --------          --------       -----
                                             (Unaudited)                    (Unaudited)
Statement of Operations Data:
Operating revenue                         100.0%        100.0%           100.0%        100.0%
Operating costs                            90.8          89.9             91.5          89.5
Depreciation and amortization               1.0           1.1              1.1           1.0
Selling, general and administrative         6.0           5.7              6.0           6.2
                                          -----         -----           ------         -----
Operating income                            2.2           3.3              1.4           3.3
Net interest expense                        (.3)          (.2)             (.3)        - - -
                                          -----         -----           ------         -----
Income before income taxes                  1.9           3.1              1.1           3.3
Income taxes                                (.5)          (.7)             (.2)         (1.1)
                                          -----         -----           ------         -----
Net income                                  1.4%          2.4%              .9%          2.2%
                                          =====         =====           ======         =====

Operating Revenues

           Operating revenues for the third quarter of 1996 totaled $35.3 million, representing an increase of 6% when compared to operating revenues of $33.3 million in the third quarter of 1995. Year to date operating revenues reached $102.5 million, 12% above last year's nine month operating revenues of $91.6 million. Prior to giving effect to the TDI acquisition, which occurred in May of 1995, the revenue gain for the first nine months was 10%. For the quarter and year to date, revenue growth is principally related to the strength of the manufactured housing industry. Unit shipments by the manufactured housing industry (considering double-wide units as two shipments) in the United States increased by approximately 12% through August of 1996 compared to a similar period in 1995, according to the Manufactured Housing Institute. The increase in industry production, along with longer miles per move, resulted in a 17% increase in manufactured housing revenues for the quarter and 19% growth year to date. Driver outsourcing revenues which consist of transportation of commercial vehicles, consumer rental trucks, and motor homes, increased a modest 3% for the quarter and has increased 22% year to date principally due to the TDI acquisition in May of 1995. Commercial truck vehicle revenues increased 35% on a quarter to quarter comparison. This growth in commercial truck vehicle revenues supports the Company's direction of adding additional commercial customers which will moderate the segment's heavy concentration on consumer rental truck repositioning and motor homes. Specialized transport revenues, which consist of the transportation of van conversions, automobiles, semi-trailers, military vehicles, and other commodities by utilizing specialized equipment, decreased 10% during the quarter and is down 9% year to date. Reduced production of new van trailers and tent campers, coupled with reduced demand for the Company's services by those producers of travel trailers and van conversions have led to the decline in specialized transport revenues.

Operating Costs

           Operating costs as a percent of revenue increased from 89.9% in the third quarter of 1995 to 90.8% in the third quarter of 1996. Year to date operating costs are 91.5% versus 89.5% for the first nine months of 1996. Drivers pay as a percentage of revenue did not increase on a quarter to quarter comparison due to the rate increases implemented in the period. The increase in operating cost during the quarter was attributed to higher claims costs and higher dispatching costs partially offset by insurance premium savings realized during the third quarter. Operating costs as a percentage of revenue, year to date, have been affected by the increased drivers pay addressed above, higher claim reserves, higher road taxes and higher investment in safety and dispatch personnel without corresponding increases in revenue levels. These increases have been partially offset by full year experience with TDI, where operating costs as a percentage of revenue are lower than other business units of the Company.

Depreciation and Amortization

           Depreciation and amortization decreased on a percentage of revenue from 1.1% in the third quarter of 1995 to 1% in the third quarter in 1996. Year to date depreciation and amortization expense has increased from 1% in 1995 to 1.1% in 1996. The increase on a year to date basis in depreciation and amortization relates to higher capital expenditure levels at the end of 1995 and full year amortization of the TDI acquisition in 1996.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses for the third quarter increased as a percentage of revenue from 5.7% in the third quarter of 1995 to 6% in the third quarter of 1996. Year to date, selling, general and administrative expenses have decreased from 6.2% of revenue in 1995 to 6% of revenue in 1996. The increase for the quarter was principally related to expanding system capabilities and higher professional fees due to general corporate matters.

Operating Income

           Operating income decreased from $1,103,000 in the third quarter of 1995 to $788,000 in the third quarter of 1996. Year to date operating income has declined from $3,082,000 in the first nine months of 1995 to $1,418,000 in 1996.

Interest Expense, Net

           Interest expense during the third quarter was $108,000 compared to interest expense during the third quarter of 1995 of $50,000. Year to date interest expense is $280,000 compared to interest expense of $31,000 for the first nine months of 1995. Interest expense in 1996 is primarily related to (i) interest expense associated with debt incurred to fund the TDI acquisition, (ii) treasury share repurchase and early redemption of preferred stock which has reduced the Company's cash levels, and (iii) higher working capital levels in 1996 giving rise to additional interest costs.

Pretax Income (Loss)

           Pretax income decreased from 3.1% of revenue in 1995 to 1.9% of revenue in the third quarter of 1996. Year to date pretax income decreased 3.3% of revenue in 1995 to 1.1% in 1996.

Income Taxes

           The provision for Federal and State income taxes was 27% of pretax income for the third quarter of 1996 compared to a provision of 23% in the third quarter of 1995. The year to date provision for federal and state income taxes is 19% compared to 33% in 1995. The lower effective tax rate in the third quarter of 1995 was attributed to a reduction in the Company's Federal Tax liability reserve related to Federal tax audits cleared during the quarter. The lower provision year to date is associated with low income being generated from The Morgan Group, Inc.'s subsidiaries excluding the earnings from Interstate Indemnity, which receives favorable tax treatment.


Net Income

           Net income was $495,000 or $.18 primary earnings per share in the third quarter of 1995, compared to net income of $814,000, or $.29 primary earnings per share in the third quarter of 1995. Year to date net income of $921,000 or $.34 primary earnings per common share, compared to $2,041,000 of net income, or $.71 primary earnings per common share for the first nine months of 1995.

Seasonality

           Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. In addition, in the winter months, relocation of consumer rental trucks decline, these two factors may reduce revenues in the first and fourth quarters of the year. RV movements are generally stronger in the spring when dealers build stock in anticipation of summer vacation season and in the late summer and early fall when new vehicle models are introduced. The Company's revenues, therefore, are stronger in the second and third quarters of the year.

LIQUIDITY AND CAPITAL RESOURCES

           Cash and cash equivalents increased $275,000 in 1996 while borrowing to fund working capital needs increased $2.5 million. The seasonal increase in accounts receivable reached $1,824,000 for the first nine months of 1996, compared to $2,515,000 in the first nine months of 1995. Prepaid expenses increased $647,000 in 1995 which is attributed primarily to increased insurance and permit prepayments. Accounts payable and accrued liabilities declined $1,571,000 in 1996 compared to an increase in accounts payable and accrued liabilities in 1995 of $1,335,000. The increase in 1995 is related to cash overdrafts, accrued wages and accrued income taxes. The decrease in accounts payable and accrued liabilities in 1996 is related to (i) payments made on the Workers' Compensation liability claims of $450,000, and (ii) cash overdrafts.

           Cash expended on investing activities was $594,000 during the first nine months of 1996 compared to $4,328,000 for the first nine months of 1995. The expenditures in 1995 related to the purchase of intangibles of TDI, purchases of property and equipment comprised principally of operating assets, and an increase in the number of driver loans made by Morgan Finance, Inc. During 1996, the Company has reduced its expenditures on operating equipment and reduced the level of financing new driver loans through Morgan Finance, Inc.

           Financing activities in 1996 are represented by borrowings under its working capital line of credit of $2.5 million less $788,000 of payments on outstanding bank and seller financed notes. In addition, the Company has paid out $334,000 in cash dividends and treasury stock repurchases. Financing activities in the first nine months of 1995 generated $1,068,000 of cash which consisted of (i) seller and bank financing for the TDI acquisition of $1,855,000, (ii) $300,000 of short-term borrowings under the working capital facility, and (iii) $107,000 of paid-in capital increases related to the tax effect of the conversion of the warrants. These cash and financing activities were partially offset by shareholder dividends, treasury stock repurchase of $837,000, and debt principal payments of $357,000. The Company's Board of Directors have authorized the repurchase of 150,000 shares of the Company's Class A Common Stock. Since the repurchase program began in March, 1995, the Company has now repurchased over 116,000 shares. The Company expects current cash flow from existing and proposed operations for the foreseeable future.

FORWARD LOOKING DISCUSSION

           The Company began to show slight operating margin improvements during the third quarter of 1996 as the operating income ratio increased from 1.8% in the second quarter of 1996 to 2.2% in the third quarter of 1996. While the fourth quarter is less seasonally important and therefore less predictable, management believes that the Company is situated to begin to show improved comparative results during 1997. The Company continues to work on increasing operating margins. These decisions, coupled with the modest price increases taken late in the second quarter, and the insurance savings based upon favorable insurance renegotiations completed in June should continue to add to the Company's profits. These profit enhancing measures will be partially mitigated by continued softness in the specialized transport and consumer rental truck relocations as well as the macro-economic factors impacting the market. The matters discussed in this paragraph and the foregoing paragraph discussing the adequacy of available capital resources are forward-looking statements that involve risk and uncertainties. Potential risk and uncertainties include, without limitation, continued competitive pressures in the market place, the effect competitive factors and the Company's reaction to them may have, consumer and business buying decisions with respect to the Company's services, the cost of accident claims on the Company's results, and the ability to continue to recruit qualified drivers to service the business. These factors may cause actual results to differ materially from what the Company has projected.


                           PART II - OTHER INFORMATION

Exhibits and Reports on Form 8-K

Item 6.

(a)  The following Exhibits are filed as a part of this report:

     Exhibit 11 Statement re: Computation of Per Share Earnings

     Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K;
     No reports on Form 8-K were filed during the quarter for which the report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE MORGAN GROUP, INC.


                                               BY:  /s/ Richard B. DeBoer
                                                    Richard B. DeBoer
                                                    Vice President
                                                    and Chief Financial Officer

                                               Date: November 14, 1996