Form 10-K
period 1996-12-31
MORGAN GROUP INC
filed 1997-03-31
CIK 906609

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

     (X)  Annual  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
Exchange Act of 1934 For the fiscal year ended December 31, 1996 or ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________ Commission File Number 1-13586

                             THE MORGAN GROUP, INC.
             (Exact name of registrant as specified in its charter)
        Delaware                                          22-2902315
 (State or other Jurisdiction                  (I.R.S. Employer Identification
 of Incorporation or Organization)               Number)

           2746 Old U.S. 20 West
             Elkhart, Indiana                             46515-1168

Registrants telephone number include area code:  (219) 295-2200

Securities Registered Pursuant to Section 12(b) of the Act:

Class A Common Stock, without par value
(Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                YES        X              NO ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( X ) The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 27, 1997 was _______________. The number of shares of the Registrant's Class A Common Stock $.015 par value and Class B Common Stock $.015 par value, outstanding as of March 27 1997, was _________ shares, and _______ shares, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated into Part III of this report.

                        Exhibit Index on Pages ________
                            Page 1 of      Pages

Part I
Item 1. BUSINESS

Overview

         The Morgan  Group,  Inc.  (The  Company)  is the  leading  provider  of outsourcing transportation services to the manufactured housing, motor homes, and commercial truck industries in the United States and through its wholly owned subsidiary, Morgan Drive Away, Inc. (Morgan) has been operating since 1936. The Company provides outsourcing transportation services through a national network of approximately 1,720 independent owner operators and approximately 1,300 driveaway drivers. The Company dispatches its drivers from 115 offices located in 35 states. The Company's largest customers include Fleetwood Enterprises, Inc., Oakwood Homes Corporation, Winnebago Industries, Inc., Champion Enterprises, Cavalier Homes, Inc., Clayton Homes, Schult Homes, Ryder Systems, and Skyline Corporation. The Company's services also include transporting other products, including commercial vehicles and office trailers, and providing certain insurance and financing services to its owner operators.

        As further described below, the Company's strategy is to grow through expansion in the niche businesses already being serviced with heavy emphasis on driver outsourcing, along with pursuing acquisitions of niche transportation carriers who are servicing their customer base with unique service and/or equipment. In addition, the Company will look to expand insurance product offerings to drivers through its subsidiary Interstate Indemnity Company (Interstate) and to broaden its financing activities through Morgan Finance, Inc. (Finance).

         Morgan, the Company's principal subsidiary, was founded in 1936 in Elkhart Indiana and incorporated in 1943. The Morgan Group, Inc. is a Delaware corporation formed by Lynch Corporation in 1988 to acquire Morgan and Interstate, a wholly owned captive insurance company. In 1994, the Company formed Finance for the purpose of offering financing to owner operators. In 1995, the Company acquired the assets of Transfer Drivers, Inc. (TDI), a Northern Indiana-based driver outsourcing company. TDI, with revenue in excess of $8.5 million and more than 265 drivers, is a market leader in the fragmented outsourcing service business focusing on relocation of rental equipment for customers such as Ryder Systems, Budget Rentals, and Penske Leasing, and also delivering new equipment from manufacturers including Utilimaster, Grumman Olson, and Bluebird Bus.

     On December 30, 1996, Morgan acquired the assets of Transit Homes of America, Inc., a national outsourcing company of manufactured housing located in Boise, Idaho. Transit, with revenue in excess of $25 million and 358 drivers, provides outsourcing transportation services to Fleetwood Enterprises, Champion Enterprises, Palm Harbor, Schult Homes, and Cavalier Homes.

         The Company decided in the fourth quarter of 1996 to discontinue the truckaway operation of the Specialized Transport Division. Truckaway is a line of business that transported van conversions, tent campers, and other automotive products on company-owned equipment. The equipment being held for sale includes 6 tractors, 74 drop deck trailers, 15 car carrier trailers, 22 tent camper trailers, and 112 lowboy and miscellaneous trailers. In addition, there are 13 tractors and 9 tent camper trailers currently financed under operating leases. As of December 31, 1996, there were approximately 110 independent contractors and 19 company drivers assigned to the truckaway operation. The truckaway operation had revenues of $12,900,000, $14,400,000, and $20,600,000 and estimated losses of $1,800,000, $1,200,000, and estimated profits of $1,200,000 for the years ending December 31, 1996, 1995, and 1994, respectively.

         The Company's principal office is located at 2746 Old U.S. 20 West, Elkhart, Indiana 46514; the telephone number is (219) 295-2200.

Industry Information

         The Company's business is substantially dependent upon the manufactured housing industry which experienced its fifth successive year of growth in 1996. The recent decision to discontinue the truckaway operation, which transported van conversions and tent campers, has resulted in the Company being less dependent on the recreational vehicle industry.

Manufactured Housing.

         The largest portion of the Company's carrier revenues are derived from transportation of manufactured housing, primarily new manufactured homes. Unit shipments by the manufactured housing industry (considering double-wide homes as two shipments) in the U.S. increased by approximately 9% to 553,000 in 1996 from 506,000 in 1995, after 12% and 21% increases in 1995 and 1994, respectively, according to data from the Manufactured Housing Institute (MHI). A manufactured home is an affordable housing alternative. The Company believes the manufactured housing industry production should continue to grow along with the general economy, especially while employment statistics and consumer confidence remain strong. The Company believes that the principal economic consideration of the typical manufactured home buyer is the monthly payment required to purchase a manufactured home and that purchasers are generally less affected by incremental increases in interest rates than those purchasers of site built homes. There is no assurance, however, that manufactured housing production will continue to increase.

Recreational Vehicles.

        Recreational Vehicles (defined as travel trailers, motor homes, tent campers, and truck and van conversions) declined 1% in 1996 to 376,000 from 380,000 shipments in 1995 after declines of 11% in 1995, and a 5% increase in 1996. This data is obtained from the Recreational Vehicle Industry Association
(RVIA). RVs are discretionary purchases, sales of which are cyclical and tied closely with overall consumer confidence in the economy, and, in particular, consumers expectations as to the availability and price of motor fuel. Consumer interest rates remain relatively low which make RVs easier for purchasers to finance. There is no assurance, however, that the current economic environment will continue to support RV production.

Company Services

         Based on industry shipment data available from the MHI and RVIA, and the Company's knowledge of the industry and its principal competitors, the Company believes that it is the largest transporter of both manufactured homes and provider of driver outsourcing services to the motor home markets in the United States. In addition to new manufactured housing and RVs, the Company transports used manufactured homes, commercial vehicles, rental trucks, office trailers, new and used semi-trailers and other miscellaneous commodities. The Company provides its specialized transportation services as follows:

     Manufactured Housing Group. The Manufactured Housing Group (Housing Group) which includes Transamerican Carriers acquired in 1993 and Transit Homes acquired in 1996, provides specialized transportation to companies which produce new manufactured homes, modular homes, and office trailers. In addition, the Housing Group transports used manufactured homes and offices for individuals, businesses, and the U.S. Government. The Housing Group ships product through approximately 1,300 independent owner operators who drive compact semi-tractors, referred to as toters, used in manufactured housing transportation to reduce combined vehicle length. Makers of manufactured housing generally ship their products no more than a few hundred miles from their production facilities. Therefore, to serve the regional structure of this industry, the Company positions its dispatch offices close to the production facilities it is serving. Approximately 28 of the Company's dispatch offices are located in such a manner to serve the needs of a single manufactured housing producer. Most manufactured housing units, when transported by a toter require a special permit prescribing the time and manner of transport for over-dimensional loads. See Business-Regulation. The Company obtains for its owner operators the permits required for each shipment from each state through which the shipment will pass.

     Driver Outsourcing Group. The Driver Outsourcing Group (Outsourcing Group) engages the services of approximately 1,300 drivers which are outsourced to customers to drive motor homes (RVs), new commercial vehicles, and rental units. The TDI acquisition, which occurred in May of 1995, added over 265 drivers to Morgans existing driver outsourcing base. In 1996, the Outsourcing Group delivered approximately 58,000 units through the use of these drivers.

     Specialized Transport Group. In 1996, the Specialized Transport Division moved a variety of specialized vehicles, including automobiles, semi-trailers, military vehicles, travel trailers and other commodities by utilizing specialized equipment. A decision was made in the fourth quarter to discontinue the truckaway sector of the Specialized Transport Division, which moved van conversions, automobiles, and tent campers by utilizing company-owned trailers. Subsequent to the discontinuation of the truckaway business, the Company will have 70 owner operators who own tractors and 185 pick-up truck owner operators assigned to Specialized Transport. These independent owner operator dispatches are coordinated through ten offices.

     Other Services. Other services provided include permit ordering services principally for manufactured housing customers and, to a lesser degree, installation services related to the set up of relocated manufactured homes. The Company also currently provides physical damage insurance and certain other insurance protection to the owners of equipment under lease to the Company through a captive insurance subsidiary. Since the primary risk for the most part is then re-insured, the Company service is primarily that of a broker. In addition, the Company provides financing and certain guarantees of equipment loans through its finance subsidiary.

Selected Operating Information

     The following tables set forth operating information with respect to the aforementioned Company services for each of the five years ended December 31, 1996.

                                             Years Ended December 31,
                                 1992       1993       1994       1995       1996
Manufactured Housing Group:
Shipments                       80,587     95,184    121,604    135,750    144,601
Revenues (in thousands)       $ 32,324   $ 39,930   $ 53,520   $ 63,353   $ 72,616

Driver Outsourcing:
Shipments                       23,636     30,978     32,060     49,885     58,368
Revenues (in thousands)       $  8,055   $ 13,416   $ 15,197   $ 19,842   $ 23,090

Specialized Transport:
Shipments                       39,706     38,618     41,934     44,406     41,255
Revenues (in thousands)       $ 24,016   $ 25,835   $ 28,246   $ 29,494   $ 26,169

Other service revenues        $  2,721   $  3,612   $  4,917   $  9,614   $ 10,333
Total operating revenues
(in thousands)                $ 67,116   $ 82,793   $101,880   $122,303   $132,208


Industry  Participation.

The following tables set forth participation in the two principal markets the Company operates in where industry information is available:

Manufactured Homes             1992       1993       1994       1995       1996
Industry production (1)       309,457    374,126    451,646    505,819    553,133
Shipments                      60,381     76,188     98,181    114,890    121,136
Shares of units shipped          19.5%      20.4%      21.7%      22.7%      21.9%

Recreational Vehicles
Industry production (2)       369,200    406,300    426,100    380,300    376,400
Units moved (3                 62,012     71,792     67,502     64,303     57,703
Shares of units shipped (3)      16.8%      17.7%      15.8%      16.9%      15.3%


(1) Based on reports of Manufactured Housing Institute (MHI). To calculate shares of homes shipped, the company assumes two unit shipments for each multi-section homes.

(2) Based on reports of Recreational Vehicle Industry Association (RVIA), excluding van campers, truck campers, pick-up truck conversions, and sport utility vehicle conversion. RVIA began reporting truck and sport utility vehicle conversions in their industry shipment data in 1994.

(3) Shares of units shipped calculation includes travel trailers, two types of motor homes, van conversions, and tent campers and truck conversions in 1994, 1995, and 1996. The Company's shares of units shipped are based on units moved compared to industry production rather than shipments because certain RV shipments include more than one unit per move.

Growth Strategy

         The Company's strategy is to focus on the profitable core transportation services (manufactured housing and driver outsourcing) so that revenues and profitability can grow in its area of substantial market position. The Company will also look for opportunities to capitalize and/or grow its strong market position in manufactured housing and driver outsourcing through acquisitions if suitable opportunities arise. In addition, to enhance the Company's profitability, it plans to reconstruct the corporate organization with the purpose of giving higher focus to the two major operating groups and reducing costs.

         Manufactured Housing Growth. The Company believes it can take better advantage of its position in the manufactured housing industry in its relationship with manufacturers, retailers, dealers, and independent owner operators, by expanding the service it offers within its specialized business. The Company proposes to pursue opportunities to offer new services, which may include financial, insurance, and to a lessor degree, manufactured housing set up services. The recent Morgan/Transit combination expands opportunities to increase revenues, improve margins and further strengthen customer relationships. Morgan and Transit now combined can serve the market better and operate more efficiently. The acquisition of Transit could lead to additional operating efficiencies and economies of scale from Morgan's ability to apply information technology, administrative processes, driver and staff training, safety and other programs across a larger operation. These expanded capabilities should also enable the Company to make more efficient use of our operating equipment. The Company may also pursue the purchase of certain manufacturers' private transport fleets. In such a case, the Company would typically purchase the customers' tractors, sell the equipment to interested drivers, and then engage these drivers as independent owner operators.

         Driver Outsourcing. It is estimated that approximately 750,000 vehicles are delivered each year through driveaway services, a delivery market estimated at $500 million or more. The number of vehicles to be outsourced are expected to increase substantially as companies calculate the cost benefits in not maintaining their own driver corps, paying salaries and benefits, running dispatch points, and maintaining an equipment base. Unlike companies with drivers on their payroll, Morgan's drivers are paid only when deliveries are made. Morgan's growth strategy within this market is to expand its leading market position in this highly fragmented delivery transportation market. The future growth rate of the Company's driver outsourcing business, which has a 36% average growth rate over the last five years, is dependent upon continuing to add major vehicle manufacturer customers and utilization of the Company's 1,300 driveaway drivers.

         Reconstruct for Margin Improvement. In the fourth quarter of 1996, the Company made a decision to exit the truckaway division which transported van conversions, tent campers, and other automotive products utilizing company-owned equipment. The decision to sell the truckaway division was in line with the Company's growth strategy to focus on profitable operations where the Company has a dominant market position. The Company is in the process of reconstructing its organization to change the emphasis from a centralized operation to a profit driven divisional and field operation focused on bottom line management. This reconstruction could lead to reduced overhead, especially in centralized corporate operations, management will continue to scrutinize every facet of operations as the Company searches for ways to run the business with greater efficiency, both to enhance management processes and customer relationships, and to reduce or eliminate costs wherever possible.

     Acquisitions. The Company is actively considering acquisition opportunities within the manufactured housing and driver outsourcing lines of business. Thus, the Company may consider acquiring regional or national firms which service the manufactured housing and/or the driver outsourcing industry. The Company is continuously reviewing potential acquisitions and is engaged in negotiations from time to time. There can be no assurance that any future acquisitions will be effected, or, if effected, can be successfully integrated with the Company's business.

     Expansion  of Related  Services.  The  Company  believes it can take better advantage of its position in the manufactured housing and RV industries, and its relationships with manufacturers, retailers, dealers, and independent owner operators, by expanding the services it offers within its specialized business. The Company proposes to pursue opportunities to offer new financial, insurance or other services.

     The Company is currently offering financing opportunities to selected existing and new owner operators, through Morgan Finance, a financial subsidiary created in 1994 to support these activities. In 1995, Morgan formed an alliance with a financial institution which is providing financing to Morgan owner operators for tractor purchases, and in return, Morgan has entered into a limited guarantee agreement. These equipment financing programs are expected to solidify the Company's relationships with independent owner operators, increase its fleet, and further expand the Company's transportation capacity. The Company also offers insurance services to independent owner operators.

          The Company may begin offering new insurance products as a managing general agent. The Company's insurance subsidiary may determine to accept a limited portion of the underwriting risk, retaining an appropriate proportion of the premiums.

     The Company will carefully consider the feasibility of these and similar opportunities over the next year. If the Company is successful in offering new services such as these, it expects to enhance and diversify its revenues and may reduce its vulnerability to broad production cycles in the industries it serves. The Company cannot give any assurance that new services, if any, will be profitable and such new services may result in operating losses.

Forward-Looking Discussion

     In 1997, the Company could benefit from (i) the acquisition of Transit Homes of America which consolidates our long-standing position as the absolute leader in the delivery of outsourcing transportation services to the manufactured housing industry, (ii) the closing of the Truckaway Division, which cost the Company approximately $1,800,000 in 1996, (iii) reduction of overhead through corporate restructuring, and (iv) improvement of our safety record. Business expansion, including possible acquisitions, could augment operating revenue gains. While the Company remains optimistic over the long term, near term results could be affected by a number of internal and external economic conditions.

     This report contains a number of forward-looking statements, including those contained in the preceding and growth stragey paragraph. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated sales, costs, expenses, earnings and matter affecting its condition and operations. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the following:

     Dependent on Manufactured Housing. Shipments of manufactured housing have historically accounted for a substantial majority of the Company's operating revenues. Therefore, the Company's prospects are substantially dependent upon this industry which is subject to broad production cycles. Shipments by the manufactured housing industry could decline in the future relative to historical levels which could have adverse impact on the Company's revenues.

     Costs of Accident Claims and Insurance. Traffic accidents occur in the ordinary course of the Company's business. Claims arising from such accidents can be significant. Although the Company maintains liability insurance and cargo damage insurance, the number and severity of the accidents involving the Company's owner operators and drivers can have significant adverse effect on the profitability of the Company through premium increases and amounts of loss retained by the Company below deductible limits or above its total coverage. There can be no assurance that the Company can continue to maintain its present insurance coverage on acceptable terms nor that the cost of such coverage will not increase significantly.

     Customer Contracts and Concentration. Historically, a majority of the Company's revenues have been derived under contracts with customers. Such contracts generally have one to three year terms. There is no assurance that customers will agree to renew their contracts on acceptable terms or on terms as favorable as these currently in force. The Company's top ten customers have historically accounted for a majority of the Company's revenues. The loss of one or more of these significant customers could adversely affect the Company's results of operations.

     Competition for Qualified Drivers. Recruitment and retention of qualified drivers and owner operators is highly competitive. The Company's contracts with owner operators are terminable by either party on ten days notice. There is no assurance that the Company's drivers will continue to maintain their contracts in force or that the Company will be able to recruit a sufficient number of new drivers on terms similar to those presently in force. The Company may not be able to engage a sufficient number of new drivers to meet customer shipment demands from time to time, resulting in loss of revenue that might otherwise be available to the Company.

     Independent Contractors, Labor Matters. From time to time, tax authorities have sought to assert that independent contractors in the transportation service industry are employees, rather than independent contractors. Under existing interpretations of federal and state tax laws, the Company maintains that its independent contractors are not employees. There can be no assurance that tax authorities will not challenge this position, or that such tax laws or interpretations thereof will not change. If the independent contractors were determined to be employees, such determination could materially increase the Company's tax and workers compensation exposure.

     Risks of Acquisitions and Diversification. The Company has sought and will continue to seek favorable acquisition opportunities. Its strategic plans may also include the initiation of new services or products, either directly or through acquisition, within its existing business lines or which complement its business. There is no assurance that the Company will be able to identify favorable acquisition opportunities in the future or as to the terms of any such acquisition. There is no assurance that the Company's recent or future acquisitions will be successfully integrated into its operations or that they will prove to be profitable for the
     Company. Similarly, there is no assurance that any new products or services, individually or in the aggregate, could materially change the Company's results of operations, financial condition and capital requirements. Such changes could have a material adverse effect on the Company.

     Seasonality and General Economic Conditions. The Company's operations have historically been seasonal, with generally higher revenues generated in the second and third quarters than in the first and fourth quarters. A smaller percentage of the Company's revenues are generated in the winter months in areas where weather conditions limit highway use. The seasonality of the Company's business may cause a significant variation in its quarterly operating results. Additionally, the Company's operations are affected by fluctuations in interest rates and the availability of credit to purchasers of manufactured homes and motor homes, general economic conditions, and the availability and price of motor fuels.

     Regulation. The Company's insurance subsidiary is regulated by the Vermont Department of Banking, Insurance and Securities. There can be no assurance that changes in state or federal regulations will not adversely affect the Company.

Customers and Marketing

     The Company's customers for transport of new manufactured homes, recreational vehicles, and commercial vehicles are located in various parts of the United States. The Company's largest manufactured housing customers include Fleetwood Enterprises, Inc., Oakwood Homes Corporation, Cavalier Homes, Inc., Skyline Corporation, Clayton Homes, Champion Enterprises, Inc., Patriot Homes, and Schult Homes. The Company's largest driver outsourcing customers include
Fleetwood Enterprises, Winnebago Industries, Inc., Thor Industries, Holiday Rambler, and Ryder Systems. The specialized transport division customers, after the discontinuance of the truckaway operation, include Utility Trailer, Great Dane, Strick Corporation, Hale Trailer, Fleetwood Enterprises, Thor Industries, Skyline Corporation, and Coachmen Industries. While most manufacturers rely solely on carriers such as the Company, other manufacturers operate their own equipment and may employ outside carriers only for that portion of their needs.

     A substantial portion of the Company's revenues are generated under one - five year contracts with producers of manufactured homes, RVs, and other products. In these contracts, the manufacturers agree that a specific percentage (up to 100%) of their transportation service requirements from a particular location will be performed by the Company on the basis of a prescribed rate schedule, subject to certain adjustments to accommodate increases in the Company's transportation costs. Revenues generated under customer contracts in 1994, 1995, and 1996 were 57%, 58%, and 62% of total revenues, respectively.

     The Company's ten largest customers all have been served for at least three years and account for approximately 68% of its revenues. Revenues under contract with one such customer, Fleetwood Enterprises, Inc. (Fleetwood), accounted for 27%, 24%, and 20% of revenues in 1994, 1995, and 1996, respectively. The Fleetwood RV contracts are re-negotiated on a regional basis when they expire and the Fleetwood manufactured housing contracts are continuous until canceled. The Company has been servicing Fleetwood for over 25 years.

     The Company markets and sells its services through 11 regional offices and 127 dispatch offices located in 35 states, concentrated where manufactured housing and RV production facilities are located. Marketing support personnel are located both at the Company's Elkhart, Indiana headquarters and at regional offices. Dispatch offices are supervised by regional offices.

     The Company has 34 dispatch offices devoted primarily to a single customer facility. This allows the dispatching agent and local personnel to focus on the needs of each individual customer while remaining supported by the Company's nationwide operating structure. Sales personnel at regional offices and at the corporate headquarters meet periodically with manufacturers to review production schedules and requirements and maintain contact with customers shipping personnel. Senior management maintains personal contact with corporate officers of the Company's largest customers. Regional and terminal personnel also develop relationships with manufactured home park owners, retail dealers, military installation officials and others to promote the Company's shipments of used manufactured homes. The Company also participates in industry trade shows throughout the country and advertises in trade magazines, newspapers, and telephone directories.

Independent Owner Operators

        The shipment of product by both the Manufactured Housing Group and Specialized Transport Group is conducted by contracting for the use of the equipment of independent owner operators.

        Owner operators are independent contractors who own toters, tractors or pick-up trucks which they contract to, and operate for, the Company on a long-term basis. Independent owner operators are not generally approved to transport commodities on their own in interstate or intrastate commerce. The Company, however, possess such approvals and/or authorities (see
Business-Regulation), and provides marketing, insurance, communication, administrative, and other support required for such transportation.

        The Company attracts owner operators mainly through driver referrals, local newspaper advertising, trade magazines, and truck stop brochures. The Company has in the past been able to attract new owner operators primarily because of its competitive compensation structure, its ability to provide loads and its reputation in the industry. Recruitment and retention of qualified drivers is highly competitive and there can be no assurance that the Company will be able to attract a sufficient number of qualified owner operators in the future.

     The contract between the Company and each owner operator can be canceled upon ten days notice by either party. The average length of service of the Company's current owner operators is approximately 3.2 years. At December 31, 1996, 1,720 owner operators were under contract to the Company, including 1,307 operating toters, 228 operating semi-tractors, and 185 operating pick-up trucks. Upon completion of the sale or disposition of the truckaway line of business, the number of semi-tractor owner operators is expected to reduce to approximately 75.

        In the Manufactured Housing Group, independent owner operators utilizing toter equipment tend to exclusively transport manufactured housing, modular structures, or office trailers. Once modified from a semi-tractor, a toter has limited applications for hauling general freight. Toter drivers are, therefore, unlikely to be engaged by transport firms that do not specialize in manufactured housing. This gives the Company an advantage in retaining toter independent owner operators and the average tenure with the Company of its toter independent owner operators is 3.3 years, which is longer than the average tenure of its other independent owner operators.

         In the Specialized Transport Group, Morgan is competing with national carriers for the recruitment and retention of independent owner operators who own tractors. The average length of service of the Company's tractor owner operators is approximately 2.7 years. Pick-up truck owner operators are difficult to retain because of the seasonality of business does not guarantee consistent loads. Accordingly, the average length of service among this group of drivers is 3.0 years.

        Independent owner operators are generally compensated for each trip on a per mile basis. Owner operators are responsible for operating expenses, including fuel, maintenance, lodging, meals, and certain insurance coverages. The Company provides required operating licenses and permits, cargo and liability insurance (coverage while transporting goods for the Company), and communications, sales and administrative services. Independent owner operators, except for owners of certain pick-up trucks, are required to possess a commercial drivers license and to meet and maintain compliance with requirements of the U.S. Department of Transportation and standards established by the Company.

         From time to time, tax authorities have sought to assert that independent owner operators in the trucking industry are employees, rather than independent contractors. No such tax claims have been successfully made with respect to owner operators of the Company. Under existing industry practice and interpretations of federal and state tax laws, as well as the Company's current method of operation, the Company believes that its owner operators are not employees. Whether an owner operator is an independent contractor or employee is, however, generally a fact-sensitive determination and the laws and their interpretations can vary from state to state. There can be no assurance that tax authorities will not successfully challenge this position, or that such tax laws or interpretations thereof will not change. If the owner operators were determined to be employees, such determination could materially increase the Company's employment tax and workers compensation exposure.

Driveaway Drivers

         The Company outsources its over 1,300 driveaway drivers on a trip-by-trip basis for delivery to retailers and rental truck agencies, certain vehicles such as recreational vehicles, buses, tractors, rental trucks, and commercial vans that are too large or the distance of the trip too short to transport economically on a trailer. These individuals are recruited through local newspaper advertising, trade magazines, brochures, and referrals. Prospective drivers are required to possess at least a chauffeurs license and are encouraged to obtain a commercial drivers license. They must also meet and maintain compliance with requirements of the U.S. Department of Transportation and standards established by the Company. Driveaway drivers are utilized as needed, depending on the Company's transportation volume and driver availability. Driveaway drivers are paid on a per mile basis. The driver is responsible for most operating expenses, including fuel, return travel, lodging, and meals. The Company provides licenses, cargo and liability insurance, communications, sales, and administrative services. In addition to the 1,300 driveaway drivers, the Company employees 35 full time drivers using company owned or leased tractors to deliver tent campers and manufactured homes. The impending sale or disposition of the truckaway line of business will reduce the full time drivers to 16 delivering manufactured homes.

Agents and Employees

        The Company has 198 dispatchers and dispatch assistants who are involved directly with the management of equipment and drivers. Of these 198 dispatchers, approximately 164 are full-time employees, 12 are part-time employees and the remainder are independent contractors who earn commissions. The dispatch personnel are responsible for the Company's dispatch operations, including safety, customer relations, equipment assignment, invoicing, and other matters. Because dispatch personnel develop close relationships with the Company's customers and drivers, from time to time the Company has suffered a dispatching personnel defection, following which the former dispatcher has sought to exploit such relationships in competition with the Company. The Company does not expect that any future defection, if any, would have a material effect on its operations. Excluding these dispatching personnel and drivers, the Company has approximately 175 full-time employees and 35 full time employee drivers.

Seasonality

        Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces revenues in the first and fourth quarters of the year. RV movements are generally stronger in the spring, when dealers build stock in anticipation of the summer vacation season, and late summer and early fall when new vehicle models are introduced. The Company's revenues, therefore, tend to be stronger in the second and third quarters.

Risk Management, Safety and Insurance

         The risk of substantial losses arising from traffic accidents is inherent in any transportation business. The Company carries insurance to cover such losses up to $20 million per occurrence with a deductible of up to $250,000 per occurrence for personal injury and property damage. The Company maintains a cargo damage insurance policy of $1,000,000 with a $250,000 deductible. The frequency and severity of claims under the Company's liability insurance affects the cost and potentially the availability of such insurance. If the Company is required to pay substantially greater insurance premiums, or incurs substantial losses above $20 million or below its $250,000 deductible, its results could be materially adversely affected. The Company does have an aggregate stop loss insurance policy for the period July 1, 1996 through June 30, 1997 whereby personal injury, property damage, and workers compensation losses below its $250,000 deductible cannot exceed $4,000,000 (could be adjusted up dependent on revenues). The Company has been approved for self-insurance authority of up to $1 million. There are no immediate plans to institute this self-insurance. The granting of self-insurance would provide the Company alternatives if insurance pricing levels do not meet the Company's expectations. There can be no assurance that the Company can continue to maintain its present insurance coverage on acceptable terms.

         The following table sets forth information with respect to bodily injury and property damage and cargo claims reserves for the years ended December 31, 1994, 1995, and 1996, respectively.

Bodily Injury/Property Damage and Cargo

                                          Claims Reserve History
                                          Years Ended December 31,
                                              (In Thousands)
                                    1994           1995           1996
Beginning Reserve Balance         $ 2,830        $ 3,326        $ 3,623
Provision for Claims                4,761          4,849          6,080
Payments, net                      (4,265)        (4,552)        (5.139)
Ending Reserve Balance            $ 3,326        $ 3,623        $ 4,654

         The Company has implemented and is enhancing driver screening and training procedures to promote safe driver practices and enhance compliance with Department of Transportation regulations. The Company's driver recognition programs emphasize safety and provide for equipment maintenance, helping to enhance the Company's overall safety record. In 1996, over 1,350 drivers were honored and obtained recognition for accident free driving. In addition to periodic recognition for safe operations and regulatory compliance, the Company has implemented several award programs associated with particular customers. These programs are intended to provide incentives for drivers to drive safely, perform well and maintain their equipment. One such program provides certain toter drivers with a credit for miles traveled while meeting standards for safety and professional performance. The owner operator is entitled to use the amount credited to obtain reimbursement from the Company for equipment purchases, maintenance, or upgrade expenses. (This program paid out $315,000 in 1996 to owner operators). The Company has a Senior Vice President of Safety, Director of Training, four Safety Directors, a Driver Trainer, and a Compliance Manager dedicated to assist the operating groups in training and highway safety. The Company has incentives for dispatchers based upon accident free miles. In 1996, over $100,000 was paid out under this program and it is expected that over $100,000 will be paid in 1997 for 1996 performance.

         Interstate, a wholly-owned insurance subsidiary of the Company, makes available physical damage insurance coverage for the Company's owner operators. Interstate also writes performance surety bonds for Morgan Drive Away, Inc. The Company may also utilize its wholly-owned insurance subsidiary to secure business insurance for Morgan through re-insurance contracts.

         Interstate may begin offering new insurance products as a managing general agent. Interstate may determine to accept a limited portion of the underwriting risk, retaining an appropriate proportion of the premiums.

Competition

         All of the Company's activities are highly competitive. In addition to fleets operated by manufacturers, the Company competes with a large national carrier and numerous small regional or local carriers. The Company's principal competitors in the housing and driver outsourcing marketplaces are privately owned. In the specialized transport market, the Company competes with large national interstate carriers, many of whom have substantially greater resources than the Company. No assurance can be given that the Company will be able to maintain its competitive position in the future.

         Competition among carriers is based on the rate charged for services, quality of service, financial strength, insurance coverage and the geographic scope of the carriers authority and operational structure. The availability of tractor equipment and the possession of appropriate registration approvals permitting shipments between points required by the customer may also be influential.

Regulation

         The Company's interstate operations (Morgan Drive Away, Inc. and TDI) are subject to regulation by the Federal Highway Administration which is an agency of the United States Department of Transportation (D.O.T.). Effective August 26, 1994, essentially all motor common carriers were no longer required to file individually determined rates, classifications, rules or practices with the I.C.C. Effective January 1, 1995, the economic regulation of certain intrastate operations by various state agencies was preempted by federal law. The states will continue to have jurisdiction primarily to insure that carriers providing intrastate transportation services maintain required insurance coverage, comply with all applicable safety regulations, and conform to regulations governing size and weight of shipments on state highways. Most states have adopted D.O.T. safety regulations and actively enforce them in conjunction with D.O.T. personnel.

         The Company was regulated by the Interstate Commerce Commission (the "ICC") until passage of the ICC Termination Act of 1995, which abolished the ICC on December 31, 1995. The Surface Transportation Board, an independent entity within the D.O.T., assumed many of the responsibilities of the ICC. The Company is also regulated by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, rates, certain mergers, consolidations and acquisitions, and periodic financial reporting. The trucking industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing services to, shippers. Morgan is approved and/or holds authority to provide transportation services from, to, and between all points in the continental United States.

         The Company provides services to certain specific customers under contract and non-contract services to the shipping public pursuant to governing rates and charges maintained at its corporate and various dispatching offices. Transportation services provided pursuant to a written contract are designed to meet a customers specific shipping needs or by dedicating equipment exclusively to a given customer for the movement of a series of shipments during a specified period of time.

         Federal regulations govern not only operating authority and registration, but also such matters as the content of agreements with owner operators, required procedures for processing of cargo loss and damage claims, and financial reporting. The Company believes that it is in substantial compliance with all material regulations applicable to its operations.

        The D.O.T. regulates safety matters with respect to the interstate operations of the Company. Among other things, the D.O.T. regulates commercial driver qualifications and licensing, sets minimum levels of carrier liability insurance; requires carriers to enforce limitations on drivers hours of service; prescribes parts, accessories and maintenance procedures for safe operation of freight vehicles; establishes noise emission and employee health and safety standards for commercial motor vehicle operators; and utilizes audits, roadside inspections and other enforcement procedures to monitor compliance with all such regulations. Recently, the D.O.T. has established regulations which mandate random, periodic, pre-employment, post-accident and reasonable cause drug testing for commercial drivers. The D.O.T. has also established similar regulations for alcohol testing. The Company believes that it is in substantial compliance with all material D.O.T. requirements applicable to its operations.

         In Canada, provincial agencies grant both intraprovincial and extraprovincial authority; the latter permits transborder operations to and from the United States. The Company has obtained from Canadian provincial agencies all required extraprovincial authority to provide transborder transportation of manufactured homes and RVs throughout most of Canada.

        Most manufactured homes, when being transported by a toter, exceed the maximum dimensions allowed on state highways without a special permit. The Company obtains these permits for its owner operators from each state which allows the Company to transport their manufactured homes on state highways. The states and Canadian provinces have special requirements for over-dimensional loads detailing permitted routes, timing required, signage, escorts, warning lights and similar matters.

         Most states and provinces also require operators to pay fuel taxes, comply with a variety of other tax and/or registration requirements, and keep evidence of such compliance in their vehicles while in transit. The Company coordinates compliance with these requirements by its drivers and owner operators, and monitors their compliance with all applicable safety regulations.

         Interstate, the Company's insurance subsidiary, is a captive insurance company incorporated under Vermont law. It is required to report annually to the Vermont Department of Banking Insurance & Securities and must submit to an examination by this Department on a triennial basis. Vermont regulations require Interstate Indemnity to be audited annually and to have its loss reserves certified by an approved actuary. The Company believes Interstate is in substantial compliance with Vermont insurance regulations.

         Morgan Finance, Inc., the Company's finance subsidiary, is incorporated under Indiana law. Morgan Finance is subject to Indianas Equal Credit Opportunity Laws and other state and federal laws relating generally to fair financing practices.

        Item 2.  PROPERTIES

         The Company owns approximately 24 acres of land with improvements in Elkhart, Indiana. The improvements include a 23,000 square foot office building used as the Company's principal office, a 7,000 square foot leased building containing additional offices leased to one of the Company's customers, a 9,000 square foot building used for the Company's safety and driver service departments and also for storage, and an 8,000 square foot building used as a garage to service company-owned vehicles. Most of the Company's 8 regional and 108 dispatch offices are situated on leased property. The Company also owns and leases property for parking and storage of equipment at various locations throughout the United States, usually in proximity to manufacturers of products moved by the Company. The property leases have term commitments of a minimum of thirty days and a maximum of three years, at monthly rentals ranging from $100 to $8,950. The Elkhart facility is currently mortgaged to one of the Company's lenders. The following table summarizes the Company's owned real property.

Property Location             Property Description         Approximate Acreage
-----------------             --------------------         -------------------
Elkhart, Indiana              Corporate and region               24
Wakarusa, Indiana             Terminal and storage                4
Middlebury, Indiana           Terminal and storage               13
Mocksville, North Carolina    Terminal and storage                8
Edgerton, Ohio                Terminal and storage                2
Woodburn, Oregon              Storage                             4

Woodburn, Oregon              Region and storage                  1
Fort Worth, Texas             Region and storage                  6
Waco, Texas                   Storage                             4
Ocala, Florida                Terminal and storage                4
Montevideo, Minnesota         Terminal and storage                3

Item 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are party to litigation in the ordinary course of business, generally involving liability claims in connection with traffic accidents incidental to its transport business. From time to time the Company may become party to litigation arising outside the ordinary course of business. The Company does not expect such pending suits to have a material adverse effect on the Company or its results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        In February of 1996, the Company adopted a Special Employee Stock Purchase Plan (Plan) under which Morgan Drive Away's President and Chief Executive Officer purchased 70,000 shares of Class A Common stock from treasury stock at the then current market value price of $560,000. Under the terms of the Plan, $56,000 was delivered to the Company and a promissory note was executed in the amount of $504,000 bearing an interest rate of five (5%) percent per annum due in 2003. The Plan allows for repayment of the note using shares at $8.00 per share. The Company has the right to repurchase, at $8.00 per share, 56,000 shares during the first year of the agreement and 28,000 during the second year. Such issuance was exempt from Registration under Section 4(2) of the Securities Act of 1983, as amended.

Price Range of Common Stock

The Company's Common Stock is traded on the American Stock Exchange under the symbol MG.

                          1996                1995
                     ---------------------------------
Quarter Ended         High    Low         High    Low

March 31             $9.38   $7.56       $9.25  $7.00
June 30               9.75    8.00        9.00   7.87
September 30          9.19    7.25       10.62   7.69
December 31           7.75    7.13        9.62   7.69

As of March 25, 1997, the approximate number of shareholders of record of the Company's Class A Common Stock was 174. These figures do not include shareholders with shares held under beneficial ownership in nominee name or within clearinghouse position of brokerage firms and banks. The Class B Common Stock is held of record by Lynch Corporation.

Dividend Information

                          Class A                     Class B
                       Cash Dividends             Cash Dividends
--------------------------------------------------------------------------------
Quarter Ended         1996        1995          1996            1995
--------------------------------------------------------------------------------
March 31              .02         .02           .01             .01
June 30               .02         .02           .01             .01
September 30          .02         .02           .01             .01
December 31           .02         .02           .01             .01

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(Dollars in thousands, except per share amounts)



                                                        1996           1995          1994          1993          1992
------------------------------------------------------------------------------------------------------------------------
Operations
        Operating Revenues                          $   132,208    $   122,303   $   101,880   $    82,793   $    67,116
        Operating Income (Loss)                          (3,263)(1)      3,371         3,435         2,267         1,774
        Pre-tax Income (Loss)                            (3,615)         3,284         3,367         1,714           709
        Net Income (Loss) before
                Extraordinary Item                       (2,070)         2,269         2,212         1,595           275
        Net Income (Loss)                                (2,070)         2,269         2,212         1,595           645
Per Share
        Primary Net Income (Loss)                   $      (.77)   $       .80   $       .75   $       .71   $       .40
        Fully Diluted Net Income (Loss)                    (.77)           .80           .73           .67           .37
        Cash Dividends Declared
                Class A Common Stock                        .08            .08           .08           .02           ---
                Class B Common Stock                        .04            .04           .04           .01           ---
Financial Position
        Total Assets                                $    33,066    $    30,795   $    28,978   $    24,399   $    15,605
        Working Capital                                   2,095          8,293        11,045         9,600         2,771
        Long-term Debt                                    4,206          3,275         1,925         2,347         4,917
        Redeemable Preferred Stock                          ---            ---         3,104         3,089         3,801
        Common Shareholders Equity                       13,104         15,578        12,980        11,170           339
        Common Shares Outstanding at Year-end         2,685,520      2,649,554     2,566,665     2,566,665     1,333,333
        Average Common Shares or
          Equivalents Outstanding During the Year     2,684,242      2,557,516     2,626,926     1,970,343     1,466,665
Other Information
Company Unit Moves
        New Manufactured Homes                          121,136        114,821        98,181        76,188        60,381
        Driver Outsourcing                               58,368         49,885        32,060        30,978        23,636

(1) Operating Loss in 1996 is after special charges of $3,500,000.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITIONS

Year 1996 Compared to 1995

Operating revenues rose by 8% to $132,208,000 in 1996 from $122,303,000 in 1995.
Prior to giving effect to the TDI acquisition, which, closed on May 22, 1995, comparable operating revenues increased 5.5%. Morgan's manufactured housing outsourcing operating revenues increased 15% out-pacingthe 1996 national production growth of 9%. The growth in manufactured housing was partially offset by an 11% decline in the Company's Specialized Transport Division. The Company's Specialized Transport Division was impacted by weakened demand which drove down the Company's utilization of equipment and rates. The truckaway operation of the Specialized Transport Division will be sold in 1997. The truckaway operation transports automotive products on company-owned trailers for van conversion, tent camper and automotive customers. The acquisition of Transit Homes of America, Inc. on December 30, 1996 should more than offset the lost operating revenues from the closing of the truckaway line of business.

     During 1996, the Company reported an operating loss, after special charges, of $3,263,000 and a net loss of $2,070,000 ($.77 loss per share). In 1995, the Company reported operating income of $3,371,000 and net income of $2,269,000 ($.80 income per share). The special charge for 1996 amounted to $3,500,000 before taxes ($2,100,000 after tax or $.78 per share) and resulted from the sale of the truckaway operation and the write-down of four properties, two of which are associated with the creating of the truckaway operation. The carrying value of assets being held for sale was reduced in accordance with SFAS No. 121.

     While the truckaway operation generated approximately 10% of the Company's 1996 total revenue, the operating loss from this operation was approximately $1,800,000 in 1996. Thus management expects the withdrawal from these unprofitable activities should have a positive impact on the results of operations in 1997 (see Note 16, Consolidated Financial Statements). During
1996, the Company also initiated a plan to dispose of certain land and buildings, two of which are associated with the exiting of the truckaway operation, that were recorded on the books at values higher than fair market value.

     Excluding the special charges of $3,500,000, operating income declined from $3,371,000 in 1995 to $237,000 in 1996. The decline in operating income in 1996 was attributed to (i) weakened freight demand in the Specialized Transport Division, (ii) increases of $1,250,000 in claims costs especially in the driver outsourcing and specialized transport divisions, and (iii) an increase in operating costs specifically to build infrastructure and to invest in the operating structure.

     The investment in operating costs included, but were not limited to, dispatch personnel, regional personnel, and driver retention programs. Selling, general and administrative costs increased from $7,260,000 in 1995 to $8,235,000 in 1996. Investments in 1996 were made in automation of dispatch facilities and personnel. In addition, the Company had a full year of selling, general and administrative expenses for the TDI organization.

     Net interest expense increased from $87,000 to $352,000 primarily due to increases in debt related to the TDI acquisition and reduced cash on hand during the year. The Company expects interest expenses will increase slightly during 1997 as interest charges will be incurred on the Transit acquisition debt added in late 1996.

     In 1996, the income tax benefit of $1,545,000, including federal and state tax benefits, resulted in an effective tax benefit of 42.7% compared to an effective tax rate of 30.9% in 1995. The Company anticipates a decrease in the 1997 effective tax rate to approximately 34%.

Year 1995 Compared to 1994

Operating revenues rose by 20% to $122,303,000 in 1995 from $101,880,000 in 1994. Prior to giving effect to the TDI acquisition, which closed on May 22, 1995, comparable operating revenues increased 14.9%. Morgan benefited from growth of its primary market, manufactured housing, where national production was up 12% compared to 1994, and from seven months of revenue from the TDI acquisition. The 1995 growth in sales was partially stunted by an industry-wide decline in recreational vehicle production of 11%.

     Operating income declined from $3,435,000 in 1994 to $3,371,000 in 1995. The decline in operating income at Morgan Drive Away, Inc. of approximately $500,000 was partially offset by operating income from TDI, Inc. of $350,000 and increased profits from the Company's wholly-owned insurance company, Interstate Indemnity. The decrease in Morgan Drive Away, Inc.'s operating income in 1995 was attributed to a slow-down in certain segments of the recreational vehicle market which affected margins, and an increase in operating costs including, but not limited to, increased fuel taxes, road taxes, recruiting costs, driver retention, and safety programs. The Company's continued emphasis on safety produced over $650,000 of claim cost savings calculated as a percentage of revenue during the year. These savings were offset to some degree by higher trucking liability premiums, in part due to one major claim which was resolved during the year.

     Selling, general and administrative expenses increased from $6,290,000 in 1994 to $7,260,000 in 1995. The higher general and administrative costs were attributed to investment in personnel, increased lease costs for the automation of dispatch facilities, and TDI, Inc. general and administrative costs of $330,000.

     Net interest expense increased from $68,000 to $87,000 primarily due to an increase in debt related to the TDI acquisition.

     The 1995 income tax provision of $1,015,000, including federal and state taxes, resulted in an effective tax rate of 30.9% compared to 34.3% in 1994.

     Net income increased from $2,212,000 in 1994 to $2,269,000 in 1995. As a result of the earnings growth and the buy back of shares of Class A Common stock, fully diluted earnings per share reached $.80 in 1995, up from $.73 per share in 1994.

Liquidity and Capital Resources

     Cash generated from operations decreased to $217,000 in 1996 from $2,503,000 in 1995. The net loss during 1996 of $2,070,000 was in large part due to the non-cash special charge net of tax of $2,100,000 (special charge of $3,500,000 net of deferred tax effect of $1,400,000). The sale of the truckaway operation along with the related operating equipment, land and buildings, and collection of outstanding truckaway receivables, all net of cost, and related tax benefits will produce additional cash estimated to be in excess of $3,000,000. The increase in prepaid expenses in 1996 stems from an increase in prepaid drivers pay. The decline in other accrued liabilities in 1996 is related to decreases in accrued wages, fuel taxes, operating permits, and tax liabilities. The accounts payable decline during 1996 is a result of reduced cash overdrafts.

     Cash used in investing activities decreased from $2,945,000 in 1995 to $1,581,000 in 1996. In 1996, the Company invested $686,000 in net capital expenditures and had initial acquisition payments to Transit of $895,000. This compares to $1,927,000 of net capital expenditures in 1995 and initial acquisition payments on TDI of $1,018,000. In 1996, approximately $200,000 of the Company's capital expenditures were spent on Company-owned equipment in the truckaway division. The decision to close the truckaway division will reduce future needs for capital expenditures for Company-owned trailers.

     Net cash used in financing activities decreased from $3,401,000 in 1995 to $179,000 in 1996. In 1995, the Company bought over 156,000 shares of Class A Common stock for $1,274,000. In addition, the Company expended $1,300,000 in cash related to early redemption of preferred stock. During 1996, the Company bought over 34,000 shares of Class A Common stock for $286,000.

     Outstanding borrowings under the revolver increased to $1,250,000 at December 31, 1996, as compared to no borrowings under the revolver as of December 31, 1995. The Company has total borrowing facility available of $10,000,000, of which there was $5,842,000 outstanding as of December 31, 1996.

     The Company paid to the previous owner of Transit $895,000 on December 30, 1996, which was the closing date of the acquisition. In addition, $1,987,000 was financed through a note due on January 2, 1997 of $697,000 and a five year note for $1,300,000 (present value of $1,158,000) which requires annual payments of $475,000, $375,000, $175,000, $175,000 and $100,000 in 1997, 1998, 1999, 2000,
and 2001, respectively.

     It is the current policy of the Company to pay annual Class A Common stock dividends totaling $.08 per share per year and Class B Common stock dividends totaling $.04 per share. Payment of any future dividends will be dependent, among other things, upon earnings, capital requirements, financing agreement covenants, terms of other outstanding securities, future growth plans, legal restrictions, and the financial condition of the Company.

Impact of Seasonality

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit sales and transport. This usually reduces revenues in the first and fourth quarters of the year. RV movements are generally strong in the spring, when dealers build stock in anticipation of the summer vacation season, and late summer and early fall when new vehicle models are introduced. The Company's revenues, therefore, tend to be stronger in the second and third quarters.

Impact of Inflation

Inflation can be expected to have an impact on the Company's operating costs. While the effect of inflation has been moderate since 1990, a prolonged period of inflation would adversely affect the Company's results unless rates charged to customers could be increased accordingly.

Forward-Looking Discussion

In 1997, the Company could benefit from (i) the acquisition of Transit Homes of America which consolidates Morgan's long-standing position as the leader in the delivery of outsourcing transportation services to the manufactured housing industry, (ii) the closing of the Truckaway Division, which cost the Company approximately $1,800,000 in 1996, (iii) reduction of overhead through corporate restructuring, and (iv) improvement of our safety record. Business expansion, including possible acquisitions, could augment operating revenue gains. While the Company remains optimistic over the long term, near term results could be affected by a number of internal and external economic conditions.

     This report contains a number of forward-looking statements, including those contained in the preceding paragraph. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated sales, costs, expenses, earnings and matters affecting its condition and operations. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the risk of declining production in the manufactured housing industry; the risk of losses or insurance premium increases from traffic accidents; the risk of loss of major customers; risks of competition in the recruitment and retention of qualified drivers and in the transportation industry generally; risks of acquisitions or expansion into new business lines that may not be profitable; risks of changes in regulation and seasonality of the Company's business. Such factors are discussed in greater detail in the Company's Annual Report on Form 10-K for 1996 under Part I, Item 1, Business.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Morgan Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                                                    December 31
----------------------------------------------------------------------------------------------------
                                                                                1996         1995
Assets
Current assets:
        Cash and cash equivalents                                             $  1,308      $  2,851
        Trade accounts receivable, less allowance for doubtful
                accounts of $59,000 in 1996 and $102,000 in 1995                11,312        11,285
        Accounts receivable, other                                                 274           514
        Refundable taxes                                                           584           ---
        Prepaid expenses and other current assets                                3,445         2,875
        Deferred income taxes                                                      ---           586
----------------------------------------------------------------------------------------------------
Total current assets                                                            16,923        18,111
Property and equipment, net                                                      2,763         6,902
Assets held for sale                                                             2,375            --
Intangible  assets,  net                                                         8,911         5,285
Deferred income taxes                                                            1,683            --
Other assets                                                                       411           497
----------------------------------------------------------------------------------------------------
 Total assets                                                                 $ 33,066      $ 30,795
====================================================================================================
Liabilities  and shareholders' equity
Current liabilities:
        Note payable to bank                                                    $1,250       $    --
        Trade accounts payable                                                   3,226         3,845
        Accrued liabilities                                                      4,808         2,245
        Accrued claims payable                                                   1,744         1,337
        Refundable deposits                                                      1,908         1,607
        Current portion of long-term debt                                        1,892           784
----------------------------------------------------------------------------------------------------
Total current liabilities                                                       14,828         9,818
Long-term debt, less current portion                                             2,314         2,491
Deferred income taxes                                                               --           622
Long term accrued claims payable                                                 2,820         2,286
Commitments and contingencies                                                      ---           ---
Shareholders' equity
        Common stock, $.015 par value
        Class A:
        Authorized shares 7,500,000;                                                23            23
        Issued and outstanding shares  1,485,520 and 1,449,554
        Class B:
        Authorized shares 2,500,000;                                                18            18
        Issued and outstanding shares 1,200,000
        Additional paid-in capital                                              12,441        12,441
        Retained earnings                                                        2,126         4,370
----------------------------------------------------------------------------------------------------
Total capital and retained earnings                                             14,608        16,852
Less  treasury stock, 120,043 and 156,009 shares, at cost                       (1,000)       (1,274)
     loan to officer for stock purchase                                           (504)           --
----------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      13,104        15,578
----------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    $ 33,066      $ 30,795
====================================================================================================

See accompanying notes

The Morgan Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

                                                                               December 31
                                                                   1996           1995          1994
------------------------------------------------------------------------------------------------------
Operating revenues:
        Manufactured housing                                  $    72,616    $    63,353   $    53,520
        Specialized transport                                      26,169         29,494        28,246
        Driver outsourcing                                         23,090         19,842        15,197
        Other service revenue                                      10,333          9,614         4,917
------------------------------------------------------------------------------------------------------
Total operating revenues:                                         132,208        122,303       101,880
Cost and expenses:
        Operating costs                                           122,238        110,408        91,241
        Special charges                                             3,500            ---           ---
        Selling, general and administration                         8,235          7,260         6,290
        Depreciation and amortization                               1,498          1,264           914
------------------------------------------------------------------------------------------------------
Total costs and expenses                                          135,471        118,932        98,445
------------------------------------------------------------------------------------------------------
Operating (loss) income                                            (3,263)         3,371         3,435
Interest expense, net                                                 352             87            68
------------------------------------------------------------------------------------------------------
(Loss) income before taxes                                         (3,615)         3,284         3,367
Total income tax (benefit) expense
        Current                                                       268            859         1,031
        Deferred                                                   (1,813)           156           124
------------------------------------------------------------------------------------------------------
Total income tax (benefit) expense                                 (1,545)         1,015         1,155
------------------------------------------------------------------------------------------------------
Net (loss) income                                                  (2,070)         2,269         2,212
Less preferred dividend                                                --            221           244
------------------------------------------------------------------------------------------------------
Net (loss) income applicable to Common stock                  $    (2,070)   $     2,048   $     1,968
======================================================================================================
Net (loss) income per share:
        Primary                                               $     (0.77)   $      0.80   $      0.75
======================================================================================================
        Fully diluted                                         $     (0.77)   $      0.80   $      0.73
======================================================================================================
Average number of common shares and common stock equivalents    2,684,242      2,557,516     2,626,926
======================================================================================================


See accompanying notes

The Morgan Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

                                                                                   December 31
                                                                      1996             1995            1994
------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $(2,070)         $ 2,269         $ 2,212
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
      Depreciation                                                    1,101              901             630
      Amortization                                                      396              363             284
      Deferred income taxes                                          (1,719)             156             124
      Special charges                                                 3,500               --              --
      Imputed non-cash interest on acquisition debt                     101              112              71
      Amortization of debt issuance costs                                36               40              40
      Gain (loss) on sale of equipment                                   37              (19)              8
      Changes in operating assets and liabilities:
                Accounts receivable                                     213           (1,835)         (1,976)
                Refundable taxes                                       (584)              --              --
                Prepaid expenses and other current assets              (891)            (372)           (939)
                Other assets                                             86              (44)              9
                Accounts payable                                       (779)              45           1,324
                Accrued liabilities                                      86              433             806
                Accrued claims payable                                  341              297             496
                Refundable deposits                                     363              157             409
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               217            2,503           3,498
Investing Activities
      Purchases of property and equipment                              (780)          (1,955)         (1,433)
      Proceeds from disposal of property and equipment                   94               28             183
      Acquisition of businesses                                        (895)          (1,018)             --
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (1,581)          (2,945)         (1,250)
Financing Activities
      Net proceeds from (payments on)
          bank and seller-financed
          notes and credit lines                                    $   225             (626)           (493)
      Conversion of warrants                                             --              297              --
      Purchase of treasury stock                                       (286)          (1,274)             --
      Proceeds from sale of treasury stock                               56               --              --
      Redemption of Series A preferred stock                             --           (1,300)             --
      Common stock dividends paid                                      (174)            (161)           (158)
      Redeemable preferred stock dividends paid                          --             (337)           (229)
------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                  (179)          (3,401)           (880)
------------------------------------------------------------------------------------------------------------
Net increase in (decrease in) cash and cash equivalents              (1,543)          (3,843)          1,368
Cash and cash equivalents at beginning of year                        2,851            6,694           5,326
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $ 1,308          $ 2,851         $ 6,694
============================================================================================================


See accompanying notes

The Morgan Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK, COMMON STOCK, AND OTHER SHAREHOLDERS EQUITY

(Dollars in thousands, except per share amounts)

                                               Redeemable
                                                Series A     Class A    Class B   Additional
                                                Preferred    Common     Common     Paid-in      Officer     Treasury   Retained
                                                  Stock       Stock      Stock     Capital        Loan        Stock    Earnings
Balance December 31, 1993                       $  3,089    $     20   $     18   $ 10,459        $---        $---    $    673
        Net income                                   ---         ---        ---        ---         ---         ---       2,212
        Redeemable Preferred
                Stock dividends:
                        Accrued                      244         ---        ---        ---         ---         ---        (244)
                        Paid                        (229)        ---        ---        ---         ---         ---         ---
        Common stock dividends:
                Class A ($.08 per share)             ---         ---        ---        ---         ---         ---        (110)
                Class B ($.04 per share)             ---         ---        ---        ---         ---         ---         (48)
                                                -------------------------------------------------------------------------------
Balance, December 31, 1994                         3,104          20         18     10,459         ---         ---       2,483
        Net income                                   ---         ---        ---        ---         ---         ---       2,269
        Redeemable Preferred
                Stock dividends:
                        Accrued                      221         ---        ---        ---         ---         ---        (221)
                        Paid                        (337)        ---        ---        ---         ---         ---         ---
        Redemption of Series A
                Preferred Stock                   (2,988)          2        ---      1,686         ---         ---         ---
        Conversion of Warrants,
                        including tax benefit        ---           1        ---        296         ---         ---         ---
        Purchase of Treasury Stock                   ---         ---        ---        ---         ---      (1,274)        ---
        Common stock dividends:
                Class A ($.08 per share)             ---         ---        ---        ---         ---         ---        (113)
                Class B ($.04 per share)             ---         ---        ---        ---         ---         ---         (48)
                                                -------------------------------------------------------------------------------
Balance, December 31, 1995                           ---          23         18     12,441         ---      (1,274)      4,370
        Net  (loss)                                  ---         ---        ---        ---         ---         ---      (2,070)
        Sale of Treasury Stock, net                  ---         ---        ---        ---        (504)        274         ---
        Common stock dividends:
                Class A ($.08 per share)             ---         ---        ---        ---         ---         ---        (126)
                Class B ($.04 per share)             ---         ---        ---        ---         ---         ---         (48)
                                                -------------------------------------------------------------------------------
Balance, December 31, 1996                      $      0    $     23   $     18   $ 12,441    $   (504)   $ (1,000)   $  2,126
                                                ===============================================================================


See accompanying notes

NOTES TO CONSOLIDATED STATEMENTS

1.   Summary of Significant Accounting Policies

Description of Business

The Morgan Group, Inc. (Company), formerly Lynch Services Corporation, was incorporated in 1988 for the purpose of acquiring Morgan Drive Away, Inc. (Morgan), and Interstate Indemnity Company (Interstate). In 1994 the Company formed Morgan Finance, Inc. (Finance), in 1995 acquired the assets of Transfer Drivers, Inc. (TDI), and on December 30, 1996, purchased the assets of Transit Homes of America, Inc. (Transit). Lynch Corporation (Lynch) owns all of the 1,200,000 shares of the Company's Class B Common stock and 150,000 shares of the Company's Class A Common stock, which in the aggregate represent 66% of the combined voting power of both classes of the Company's Common stock.

The Company is the nation's leader in arranging for transportation services for the manufactured housing and motor home industries and is building a strong market presence in providing outsourcing services for a wide range of vehicle manufacturers and fleet users. The Company provides outsourcing transportation services through a national network of drivers. A majority of the Company's accounts receivable are due from companies in the manufactured housing, motor home, and commercial truck industries located throughout the United States. While the Company does not consider its business to be dependent upon any one customer, services provided to Fleetwood Enterprises, Inc. accounted for approximately 20%, 24%, and 27% of operating revenues in 1996, 1995, and 1994, and 12% and 17% of gross accounts receivables at December 31, 1996 and 1995, respectively.

     The Company's services also include delivering other products, including office trailers, and providing certain insurance and financing services to its owner operators through Interstate and Finance. Revenues, operating profits, or identified assets of these subsidiaries do not account for over 10% of the Company's revenues, operating profits, or identifiable assets, and accordingly, no segment information is required.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Morgan, Interstate, TDI, and Finance, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Recognition  of  Revenues

Operating revenues and related estimated costs of movements are recognized when movement of the manufactured housing, recreational vehicles, or other products is completed.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment.

Impairment of Assets

The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held, impairment is determined to exist if estimated undiscounted future cash flows are less than carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount. As discussed in Note 16, the Company recognized an adjustment during 1996 for write-downs of assets to be disposed of.

Stock-Based  Compensation

The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method, which is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," is immaterial.

Cash  Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Intangible Assets

Intangible assets, including goodwill, are being amortized by the straight-line method over their estimated useful lives.

The Company continually evaluates the performance of acquired companies by using the undiscounted cash flow method to identify whether events and circumstances have occurred that indicate the value of recorded goodwill may be impaired.

Insurance and Claim Reserves

The Company maintains liability insurance coverage of up to $20,000,000 per occurrence, with a deductible of $250,000 per occurrence for personal injury and property damage. The Company currently maintains cargo damage insurance of $1,000,000 per occurrence with a deductible of $250,000. The Company carries statutory insurance limits on workers compensation with a deductible of $250,000. Claims and insurance accruals reflect the estimated cost of claims for cargo loss and damage, bodily injury and property damage not covered by insurance. The Company accrues its self-insurance liability using a case reserve method based upon claims incurred and estimates of unasserted and unsettled claims, and no portion of these reserves have been discounted.

Net Income Per Common Share

In 1995, primary net income per common share has been computed by dividing net income, after reduction for (the now retired) Series A Redeemable Preferred Stock dividends, by the average number of shares outstanding during each year, as adjusted for stock splits. For periods prior to 1995, fully diluted net income per common share includes the dilutive effect of the warrants issued in 1992 as computed by application of the treasury stock method. In 1995 net income per common share reflects the conversion of the warrants into shares of Class A Common stock. Because each share of the Company's Class B Common stock is freely convertible into one share of Class A Common stock, the total of the average number of common shares and Common stock equivalents outstanding for both classes of Common stock are considered in the computation of income per share.


Use of Estimates in the  Preparation of Financial  Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and
(ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclsssifications

Certain amounts in the financial statements have been reclassified to conform to the 1996 presentation. Such reclassifications had no effect on total assets or net income.

2.   Property and Equipment

Property and equipment consisted of the following:
                                  Estimated             December 31
                                 Useful Life        1996          1995
-----------------------------------------------------------------------
                                   (Years)           (In thousands)
Land                                     --       $   487       $ 1,263
Buildings                                25           524         2,368
Transportation equipment             3 to 5         1,470         5,022
Office and service equipment         5 to 8         3,145         3,058
-----------------------------------------------------------------------
                                                    5,626        11,711
Less accumulated depreciation                       2,863         4,809
-----------------------------------------------------------------------
Property and equipment, net                       $ 2,763       $ 6,902
=======================================================================

3.  Intangible Assets

The components of intangible assets and their estimated useful lives are as follows:

                                  Estimated             December 31
                                 Useful Life        1996          1995
-----------------------------------------------------------------------
                                   (Years)           (In thousands)
Contractor network                        3        $1,210       $1,210
Trained work force                  3 to 12         1,030        1,030
Covenants not to compete            5 to 15         1,152        1,152
Trade name and goodwill--original        40         1,660        1,660
Trade name and goodwill--purchased       20         6,828        2,806
Other                                3 to 5           800          800
-----------------------------------------------------------------------
                                                   12,680        8,658
Less accumulated amortization                       3,769        3,373
-----------------------------------------------------------------------
Intangible assets, net                             $8,911       $5,285
=======================================================================

4. Indebtedness

On March 27, 1997, the Company entered into a credit facility with a bank. The credit facility, which replaced a similar facility with the same bank, provides financing for working capital needs, equipment leasing, letters of credit, and general corporate needs. The Company pays a fee of .125% on the unused line of credit facilities, and may fix interest rates over the short term LIBOR plus 150 basis points. All letters of credit expire at various dates throughout 1997. The Company has total available credit facilities of $10,000,000 of which there are available borrowings of $4,158,000 as of December 31, 1996. In addition, the Company has available borrowing of $400,000 under its mortgage debt agreements. The key provisions of the credit arrangements are summarized in the following table:


Key Provisions                                      Credit          Interest
of Credit                         Expiration      Arrangements        Rate               Interest
Arrangements                        Dates         Outstanding         Basis                Rate
------------------------------------------------------------------------------------------------------
Working capital line of credit      4-30-99        $1,250,000         Prime             8.25%
Lease line of credit                4-30-99           833,000         Various           6.27% to 7.48%
Letter of credit facility           4-30-99         3,418,000         Fixed             1.00%
Term note                           7-31-00           341,000         Fixed             8.25%
------------------------------------------------------------------------------------------------------
Bank borrowing
     (non-mortgage)                                 5,842,000
Revolving real
     estate note                    10-1-98           330,000         Prime +.75%       9.00%
------------------------------------------------------------------------------------------------------
Total bank credit arrangements                     $6,172,000
======================================================================================================

     The lines of credit, notes, and letters of credit are collateralized by the assets of Interstate, Morgan, Finance, and TDI, and the accounts receivable, inventory, and motor equipment of Morgan and TDI. The revolving real estate note is collateralized by approximately 24 acres of property and structures in Elkhart, Indiana. The Company's Class B Common stock has been collateralized to secure a Lynch Corporation line of credit.

As of December 31, 1996, long-term debt consisted of the following:

                                                            December 31
                                                        1996            1995
--------------------------------------------------------------------------------
                                                           (In thousands)
Real estate note with principal and interest
     payable monthly through October 1, 1998           $ 330           $ 690
Promissory note with imputed interest at 8%,
     principal and interest payments due
     monthly through September 1, 1998                   270             426
Promissory note with imputed interest at 7%,
     principal and interest payments due
     annually through October 31, 2001                   256             295
Promissory note with imputed interest at 7.81%,
     principal and interest payments due annually
     through August 11, 2000                           1,154           1,414
Term note with principal and interest payable
        monthly through July 31, 2000                    341             450
Promissory note with imputed interest at 6.31%,
     principal and interest payments due
     quarterly through December 31, 2001               1,158             ---
Promissory note principal due on January 2, 1997         697             ---
--------------------------------------------------------------------------------
                                                       4,206           3,275
Less current portion                                   1,892             784
--------------------------------------------------------------------------------
Long-term debt, net                                   $2,314           $2,491
================================================================================

     Maturities on long-term debt for the five succeeding years are as follows (in thousands):

                      1997                                $1,892
                      1998                                   977
                      1999                                   686
                      2000                                   448
                      2001                                   153
                      Thereafter                              50
                      ------------------------------------------
                                                          $4,206
                      ==========================================

     The Company, pursuant to a loan agreement with a bank, has agreed to comply with certain covenants including minimum net worth, maximum ratio of funded debt to net worth, minimum of interest ratio coverage, and incurrence of additional debt.

     Cash payments for interest were $381,000 in 1996, $278,000 in 1995, and $202,000 in 1994.

5.  Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         The income tax provisions (benefits) are summarized as follows (in thousands):

                                        1996             1995            1994
--------------------------------------------------------------------------------
Current:
        State                         $    28          $   180         $   219
        Federal                           240              679             812
--------------------------------------------------------------------------------
                                          268              859           1,031
Deferred:
        State                            (267)             ---             ---
        Federal                        (1,546)             156             124
--------------------------------------------------------------------------------
                                       (1,813)             156             124
--------------------------------------------------------------------------------
                                      $(1,545)         $ 1,015         $ 1,155
================================================================================

     Deferred tax assets and (liabilities) are comprised of the following at December 31:

                                                 1996          1995
--------------------------------------------------------------------
                                                   (In thousands)
Deferred tax assets:
        Accrued insurance claims                $ 1,595      $ 1,016
        Special charges                           1,260           --
        Minimum tax carryforward                     96           --
--------------------------------------------------------------------
                                                  2,951        1,016
Deferred tax liabilities:
        Depreciation                               (709)        (507)
        Prepaid expenses                           (482)        (465)
        Other                                       (77)         (80)
--------------------------------------------------------------------
                                                 (1,268)      (1,052)
--------------------------------------------------------------------
                                                $ 1,683      $   (36)
====================================================================

     A reconciliation of the income tax provisions and the amount computed by applying the statutory federal income tax rate to income before income taxes follows:

                                               1996         1995         1994
--------------------------------------------------------------------------------
                                                        (In thousands)
Income tax provision (benefit) at
     federal statutory rate                   $(1,229)     $ 1,117      $ 1,145
Increases (decreases):
        State income tax, net of
           federal tax benefit                   (155)         118          144
Reduction attributable to special
     election by captive insurance company       (216)        (223)        (202)
Other                                              55            3           68
--------------------------------------------------------------------------------
                                              $(1,545)     $ 1,015      $ 1,155
================================================================================

     Cash payments for income taxes were $934,000 in 1996, $736,000 in 1995, and $685,000 in 1994.

6.  Redeemable Preferred Stock

The Company redeemed the Series A Redeemable Preferred Stock in a transaction approved by a special meeting of the Board of Directors on November 22, 1995. The transaction involved the redemption of the 1,493,942 preferred shares owned by Lynch Corporation in exchange for $1,300,000 in cash and 150,000 shares of Class A Common stock. The consideration received in exchange for the shares of Class A Common stock exceeded the book value at the date of the exchange by $450,000. The resulting premium was recorded as an increase to the paid-in capital account in the Company's shareholders equity.

     On December 7, 1994, June 22, 1995, and November 22, 1995, the Board of Directors declared a Series A Redeemable Preferred Stock cash dividend pursuant to its terms. Accordingly, $120,498, $118,533, and $97,577 of cash dividends were paid to Lynch during 1995.

7.  Stock Warrants

In November 1992, the Company granted an officer warrants to purchase 133,333 shares of Class A Common stock at an option price of $.75 per share. The warrants were exercisable over a three year vesting period beginning in August, 1993. In June 1995, the officer exercised the warrants to purchase 88,888 shares of Class A Common stock at an option price of $.75 per share. This exercise represented two thirds of the total outstanding warrants. The final third of the warrants, representing 44,445 shares, were canceled.

     The Company accepted 22,660 shares of stock from the officer to satisfy the federal income tax withholding resulting from the warrant exercise. The stock price on the warrant exercise date was $8.375 per share.

8.  Stock Option Plan

On June 4, 1993, the Board of Directors approved the adoption of a stock option plan which provides for the granting of incentive or non-qualified stock options to purchase up to 200,000 shares of Class A Common stock to officers, including members of the Board of Directors, and other key employees. No options may be granted under this plan for less than the fair market value of the Common stock at the date of the grant, except for certain non-employee directors. Three non-employee directors were granted non-qualified stock options to purchase a total of 24,000 shares of Class A Common stock at prices ranging from $6.80 to $9.00 per shares. Although the exercise period is determined when options are actually granted, an option shall not be exercised later than ten years and one day after it is granted. Stock options granted will terminate if the grantees employment terminates prior to exercise for reasons other than retirement, death, or disability.

     Employees have been granted non-qualified stock options to purchase 175,500 shares of Class A Common stock, net of cancellations and exercises, at prices ranging from $7.38 to $8.75 per share. Stock options vest over a four year period pursuant to the terms of the plan. As of December 31, 1996, there were 88,375 options to purchase shares granted to employees and non-employee directors which were exercisable based upon the vesting terms, and 4,000 shares had option prices less than the December 31, 1996 closing price of $7.50. The following table summarizes activity under the option plan:

                                           Shares            Option Price
--------------------------------------------------------------------------------
Outstanding at December 31, 1993           152,000           $8.75 - $9.00
        Grants                              16,500           $6.80 - $7.75
        Exercises                              ---
        Cancellations                       (8,000)
--------------------------------------------------------------------------------
Outstanding at December 31, 1994           160,500
        Grants                              15,000           $7.88 - $8.38
        Exercises                           (1,250)
        Cancellations                      (35,250)
--------------------------------------------------------------------------------
Outstanding at December 31, 1995           139,000
        Grants                              48,500           $7.38 - $8.69
        Exercises                              ---
        Cancellations                      (12,000)
--------------------------------------------------------------------------------
Outstanding at December 31, 1996           175,500

9.  Special Employee Stock Purchase Plan

In February of 1996, the Company adopted a Special  Employee Stock Purchase Plan
(Plan) under which Morgan Drive Away's President and Chief Executive Officer purchased 70,000 shares of Class A Common stock from treasury stock at the then current market value price of $560,000. Under the terms of the Plan, $56,000 was delivered to the Company and a promissory note was executed in the amount of $504,000 bearing an interest rate of five (5%) percent per annum due in 2003. The Plan allows for repayment of the note using shares at $8.00 per share. The Company has the right to repurchase, at $8.00 per share, 56,000 shares during the first year of the agreement and 28,000 during the second year.

10.  Benefit Plans

In 1994, the Company adopted a 401(k) Savings Plan which matches 25% of employee contributions up to a designated amount. The Company's contribution to the Plan was $27,000 in 1996, $23,000 in 1995, and $19,000 in 1994.

     The Company has established a non-qualified Compensation Plan applicable to highly compensated employees. The Plan provides tax deferred savings for executives unfavorably impacted by IRS restrictions. The rate of return is predicated on rates available from life insurance products. For the years ended December 31, 1996 and 1995, $12,000 and $10,000 were recognized as premium expense under this Plan.

11.  Transactions with Lynch

Lynch provides certain services to the Company which include executive, financial and accounting, planning, budgeting, tax, legal, and insurance services. As discussed in Note 6, the Redeemable Preferred Stock owned by Lynch Corporation was redeemed during 1995 at a discount. The Company incurred service fees of $100,000 in 1996, $100,000 in 1995, and $0 in 1994.

12.  Leases

The Company leases certain buildings and equipment under non-cancelable operating leases that expire in various years through 2001. Rental expenses were $830,000 in 1996, $727,000 in 1995, and $564,000 in 1994. Equipment leases totaled $1,259,000 in 1996, $1,077,000 in 1995, and 641,000 in 1994.

     Future payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1996 (in thousands):

                    1997                                 $1,518
                    1998                                    990
                    1999                                    268
                    2000                                    163
                    2001                                     65
                    -------------------------------------------
                    Total lease payments                 $3,004
                    ===========================================

13.  Treasury Stock

On March 9, 1995, June 22, 1995, and July 31, 1996, the Company's Board of Directors approved the purchase of up to 150,000 shares of Class A Common stock for its Treasury at dates and market prices determined by the Company's Chairman. As of December 31, 1996, 101,155 shares had been repurchased at prices between $7.25 and $9.625 per share for a total of $843,215. In addition to these purchases, the 22,660 shares tendered to the Company as a result of the exercise of warrants (see Footnote 7) were placed in the Treasury at a value of $189,778. On December 15, 1995, the Company's Board of Directors approved the repurchase of 66,228 shares from a prior officer of the Company at a market price of $8.00 per share totaling $529,824. In addition, in February of 1996, Morgan Drive Away's President and Chief Executive Officer purchased 70,000 shares of stock from Treasury stock at the then current market value of $560,000.

14.  Acquisitions

Effective May 22, 1995, the Company purchased the assets of TDI, a market leader in the fragmented outsourcing services business for a total purchase price of $2,725,000. The acquisition was financed through a payment of $1,000,000 on May 11, 1995, with the balance of $1,725,000 financed with the seller over five years with the payments beginning August 10, 1996. The present value of the acquisition was $2,462,000, $75,000 of which related to the operating assets purchased and $2,387,000 to the purchase of intangible assets. In addition, the Company entered into a consulting agreement with two of the principals of the seller, pursuant to which the principals agreed to provide consulting services to the Company for sixty-three months for consideration totaling $202,500, payable over the consulting period. The book value of the promissory note in this transaction was $1,154,000 at December 31, 1996.

Effective December 30, 1996, the Company purchased the assets of Transit Homes of America, Inc., a provider of outsourcing transportation services to the manufactured housing industry. The aggregate purchase price was $4,372,000 which includes the cost of the acquisition and certain limited liabilities assumed as part of the acquisition. The acquisition was financed through available cash resources and issuance of a promissory note. In addition, the Company entered into an employment agreement with the seller which provides for incentive payments up to $400,000, $300,000, and $200,000 in years 1997, 1998, and 1999, respectively, and $100,000 in each of the years 2000 and 2001. The incentive payments are based upon achieving certain profit levels in the Company's Manufactured Housing Group and will be treated as compensation expense if earned. The excess purchase price over assets acquired was approximately $3,988,000 and is being amortized over twenty years. In connection with the acquisition, liabilities assumed were as follows:

        Fair value of assets acquired                $ 350,000
        Goodwill acquired                            4,022,000
        Cash paid December 30, 1996                   (895,000)
        Note issued due January 2, 1997               (697,000)
        Note issued at acquisition date             (1,158,000)
        ------------------------------------------------------
        Liabilities assumed                        $ 1,622,000
        ======================================================

     The following unaudited pro forma condensed combined results of operations of Transit and the Company have been prepared as if the acquisition of Transit had occurred at the beginning of 1995. The following table incorporates the special charges of $3,500,000 ($2,100,000 after tax or $.78 per share) related to exiting the truckaway operation and write down of properties in accordance with SFAS No. 121 (See Note 16):

                                      Pro Forma Years Ended
                                  Dec. 31                Dec. 31
                                   1996                    1995
------------------------------------------------------------------
                                     (Dollars in thousands
                                     except per share data)
Net Sales                         $162,000               $154,000
Operating income (loss)             (2,510)                 3,600
Net income (loss)                   (1,625)                 2,200
Net income (loss) per share           (.61)                   .77

     The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

15.  Contingencies

The Company has general liabilities claims pending, incurred in the normal course of business for which the Company maintains liability insurance covering amounts in excess of its self-insured retention. Management believes that adequate reserves have been established on its self-insured claims and that their ultimate resolution will not have a material adverse effect on the consolidated financial position, liquidity, or operating results of the Company.

     On August 4, 1995, Finance entered into a Commercial Paper Purchase Agreement with a lender whereby the lender has provided an equipment financing facility for Morgans independent contractors. Under the Agreement, Finance has a limited guarantee of twenty five percent (25%) of the original amount financed on each loan purchased. As of December 31, 1996, the lender had extended $238,000 of financing and Finance had limited guarantees outstanding of $59,500.

16.  Special Charges

In the fourth quarter of 1996, the Company recorded special charges of $2,675,000 ($1,605,000 after tax or $.60 per share) associated with exiting the truckaway operation. The special charges comprise principally of the anticipated loss on sales of revenue equipment, projected losses through April 30, 1997, and write-downs of accounts receivable and other assets.

     In addition, the Company is in the process of selling four properties, two of which are associated with the exiting of the truckaway operation. The Company has recognized an adjustment to the extent the carrying value of the affected assets (which was $2,200,000 as of December 31, 1996), exceeds the estimated realizable value (which was estimated at $1,375,000 as of December 31, 1996). Accordingly, an adjustment of $825,000 ($495,000 net of taxes or $.18 per share) is included as special charges. The truckaway operation had revenues of $12.9 million and $14.4 million, and operating losses of approximately $1.8 million and $1.2 million for the years ended December 31, 1996, and 1995, respectively. In addition, truckaway had revenues of $20.6 million and operating income of $1.2 million in 1994.

17.  Operating Costs and Expenses (in thousands)

                                         1996            1995            1994
--------------------------------------------------------------------------------
Purchased transportation costs        $ 92,037        $ 84,314        $ 70,137
Operating taxes and licenses             6,460           6,052           4,269
Insurance                                3,502           4,000           3,064
Claims                                   6,080           4,797           4,761
Dispatch costs                           7,676           6,637           5,896
Regional costs                           2,948           2,492           2,141
Repairs and maintenance                    918             770             799
TDI, Inc.                                1,356             823              --
Other                                    1,261             523             174
--------------------------------------------------------------------------------
                                      $122,238        $110,408        $ 91,241
================================================================================

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1996, and 1995 (in thousands, except per share data):
                                              1996--Three Months Ended
--------------------------------------------------------------------------------
                             March 31        June 30       Sept. 30     Dec. 31
--------------------------------------------------------------------------------
Operating revenues            $30,506        $36,698       $35,305      $29,699
Operating income (loss)           (48)           678           788       (4,681)
Net income (loss)                   9            417           495       (2,991)
Earnings (loss) per share
        Primary                   ---            .15           .18        (1.11)
        Fully diluted         $   ---           $.15          $.18      $ (1.11)

                                              1995--Three Months Ended
--------------------------------------------------------------------------------
                             March 31        June 30       Sept. 30     Dec. 31
--------------------------------------------------------------------------------
Operating revenues            $26,803       $31,554         $33,251     $30,695
Operating income (loss)           737         1,242           1,103         289
Net income                        463           764             814         228
Earnings per share
        Primary                   .15           .27             .29         .07
        Fully diluted         $   .15       $   .27         $   .29     $   .07

     In the fourth quarter of 1996, the Company recorded special charges of $3,500,000 ($2,100,000 after taxes or $.78 per share) related to exiting the truckaway operation and a write down of properties in accordance with SFAS No.
121. In addition, in the fourth quarter, the Company recorded $750,000 ($.17 per share) of increased insurance reserves and insurance costs primarily related to 1996 accidents.

     In the fourth quarter of 1995, the Company recorded $300,000 ($0.08 per share) of insurance costs after beng notified of a significant jury award against the Company. This charge reflects the uninsured portion of the award.

                         Report of Independent Auditors



Board of Directors
The Morgan Group, Inc.

We have audited the accompanying consolidated balance sheet of The Morgan Group, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in redeemable preferred stock, common stock and other shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Morgan Group, Inc. and subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Greensboro, North Carolina
March 27, 1997

The Board of Directors, The Morgan Group, Inc.

We have audited the accompanying balance sheets of The Morgan Group, Inc. (A Delaware Corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in redeemable preferred stock, Common stock and other shareholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Morgan Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                             /s/ Arthur Andersen LLP
Chicago, Illinois
February 5, 1996

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             THE MORGAN GROUP, INC.



       Col. A                   Col. B                               Col. C                       Col. D          Col. E
                                                                   Additions
Description                  Balance at              Charges to Costs     Charges to Other      Deductions-      Balance at End
                             Beginning of Period     and Expenses         Accounts-Describe     Describe (1)     of Period
Year ended December 31,
1996
Allowance for doubtbul       $102,000                $244,000                                   $287,000         $59,000
account
Year ended December 31,
1995
Allowance for doubtbul       $171,000                $184,000                                   $253,000         $102,000
account
Year ended December 31,
1994
Allowance for doubtbul       $137,000                $106,000                                   $72,000          $171,000
account

(1) Uncollectible accounts written-off, net of recoveries.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No information is required to be reported in this Form 10-K.

PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to directors is incorporated by reference to pages 2 through 5 of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders expected to be filed with the Commission on or about April 12, 1997 (the 1997 Proxy Statement).

Item 11.  EXECUTIVE COMPENSATION

        The information required by this item with respect to executive compensation is incorporated by reference to pages 6 through 12 of the 1997 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to pages 1 through 4 of the 1997 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the information under Certain Transactions with Related Persons on page 12 of the 1997 Proxy Statement.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
a)      List the following documents filed as part of the report:

                                                             Included in Item 8.
        Financial Statements

        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statements of Cash Flows
        Consolidated Statements of Change in
        Redeemable Preferred Stock, Common Stock and Other Shareholders Equity

        Notes to Consolidated Financial Statements
        Reports of Independent Auditors

        Schedule VIII

b)      Reports on Form 8-K
        Registrant filed no reports on Form 8-K
        during  the  quarter  ending
        December 31, 1996.

c) The exhibits filed herewith or incorporated by reference herein are set forth on the
        Exhibit Index on page E-1.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                          THE MORGAN GROUP, INC.


Date:  March 28, 1997             BY:     /s/ Charles C. Baum
                                          -------------------------------------
                                          Charles C. Baum, Chairman and Chief
                                          Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of March, 1997.

1)      Principal Executive Officer:


        By:/s/ Charles C. Baum              Chairman, Chief Executive Officer
        ------------------------------
                Charles C. Baum

2)      Principal Financial Officer:

        By: /s/ Richard B. Deboer            Chief Financial Officer and
        -----------------------------        Treasurer
                Richard B. DeBoer

A Majority of the Board of Directors:

        /s/ Charles C. Baum                  Director
        ------------------------------
                Charles C. Baum

        /s/ Bradley J. Bell                  Director
        ------------------------------
                Bradley J. Bell

        /s/ Richard B. Black                 Director
        ------------------------------
                Richard B. Black

        /s/ Frank E. Grzelecki               Director
        ------------------------------
                Frank E. Grzelecki

        /s/ Todd L. Parchman                 Director
        ------------------------------
                Todd L. Parchman

                            EXHIBIT INDEX


Exhibit No.             Description                                       Page

3.1     Registrant's   Restated  Certificate  of  Incorporation,   as
        amended.                                                               *

3.2     Registrant's Code of By-Laws, as restated and amended.                 *

3.3     Form of Class A Common Stock Certificate.                              *

4.1     Fourth  Articles  -  "Common  Stock"  of the  Registrant's             *
        Certificate of Incorporation, incorporated by reference to the Registrant's Certificate of Incorporation, as amended, filed hereunder as Exhibit 3.1.

4.2     Article  II  -  "Meeting  of  Stockholders,"  Article  VI -            *
        "Certificate   for   Shares"   and  Article  VII  -  "General
        Provisions" of the Registrant's Code of By-Laws, incorporated by reference to the Registrant's Code of By-Laws, as amended, filed hereunder as Exhibit 3.2.

4.4     Loan  Agreements  dated September 13, 1994 between The Morgan        ***
        Group and Subsidiaries and Society National Bank.

4.5(a) Revolving Credit Facility Agreement effective March 27, 1997 among Morgan Drive Away Inc., TDI, Inc., Interstate Indemnity Company and KeyBank National Association.

4.5(b) Master Revolving Note dated March 27, 1997 by Morgan Drive Away, Inc., TDI, Inc. and Interstate Indemnity Company to KeyBank National Association.

4.5(c) Security Agreement effective as of March 27, 1997 between Morgan Drive Away, Inc. and KeyBank National Association.

4.5(d) Absolute, Unconditional and Continuing Guaranty effective as of March 27, 1997 by the Morgan Group, Inc. to KeyBank National Association.

10.1    The Morgan Group, Inc. Incentive Stock Plan.                           *

10.2    Memorandum  to  Charles  Baum  and  Philip  Ringo  from  Lynch         *
        Corporation, dated December 8, 1992, respecting Bonus Pool.

10.3    Employment  Agreement between Morgan Drive Away, Inc. and Paul         *
        D. Borghesani dated July 26, 1988.

10.4    Term Life  Policy  from  Northwestern  Mutual  Life  Insurance         *
        Company insuring Paul D. Borghesani dated August 1, 1991.

10.5    Long Term Disability Insurance Policy from Northwestern Mutual         *
        Life Insurance Company dated March 1, 1990.

10.6 Letter Agreement from Philip J. Ringo to The Morgan Group, Inc., (formerly * Lynch Services Corporation), dated August 3, 1993.

10.7 Warrants to Purchase Class A Common Stock of The Morgan Group, Inc. * (formerly Lynch Services Corporation), dated November 10, 1992, issued to Philip J. Ringo, and amended June 7, 1993.

10.10 Asset Purchase Agreement, dated May 21, 1993, between The Morgan Group, Inc., Transamerican Carriers, Inc., Ruby and Billy Davis and Morgan Drive Away, Inc.

10.12   Management Agreement between Skandia  International and Risk           *
        Management (Vermont), Inc. and Interstate Indemnity Company dated December 15, 1992.

10.13   Agreement for the  Allocation of Income Tax Liability  between         *
        Lynch  Corporation  and  its   Consolidated   Subsidiaries,
        Including The Morgan Group, Inc. (formerly Lynch Services Corporation), dated December 13, 1988, as amended.

10.16   The  Morgan  Group,  Inc.  Employee  Stock  Purchase  Plan  as
        amended.                                                            ****

  Exhibit No.                                    Description               Page
  -----------                                    -----------               ----

10.17   MCI  Corporate  Service  Agreement  dated  December  12,  1994      ****
        between  MCI  Telecommunications  Corporation  and Morgan
        Drive Away, Inc.

10.8    Certain Services Agreement dated January 1, 1995 between Lynch      ****
        Corporation and The Morgan Group, Inc.

10.9    Consulting  Agreement between Morgan Drive Away, Inc. and Paul    ******
        D. Borghesani effective as of April 1, 1996.

10.20   Employment  Agreement  between  Morgan  Drive Away,  Inc.  and
        Terence L. Russell                                                ******

10.21   Stock Purchase  Agreement  between Morgan Drive Away, Inc. and    ******
        Terence L.  Russell

10.22   Asset Purchase Agreement for Transfer Drivers Inc. and List of
        Schedules                                                         ******

10.21   Asset Purchase  Agreement between Registrant and Transit Homes   *******
        of America, Inc. as of November 19, 1996, as amended as of December 30, 1996.

10.24   Amendment to Asset Purchase  Agreement between  Registrant and
        Transit,  Inc. as of December 29, 1996.                          *******

11      Statement Re: Computations of Per Share Earnings

16.1    Letter Re: Change in Accountants                                  *****

21      Subsidiaries of the Registrant                                    *

23.1    Consent of Ernst & Young LLP                                      ******

23.2    Consent of Arthur Andersen LLP

27      Financial Data Schedule


* Incorporated by reference to the corresponding Exhibit to Registrant's registration statement on Form S-1, Reg. No. 33-641-22.

**      Incorporated  by  reference to  Registrant's  Form 8-K/A filed
        March 29, 1984.

***     Incorporated  by  reference  to  Registrant's  Form 10-Q filed
        November 15, 1994.

****    Incorporated  by  reference  to  Registrant's  Form 10-K filed
        March 30, 1995.

*****   Incorporated by reference to Registrant's Form 8-K filed March
        19, 1996.

****** Incorporated by reference to Registrant's Form 10-K filed on April 1, 1996.

******* Incorporated  by  reference  to  Registrant's  Form 8-K  filed
        January 14, 1997.