Form 10-K/A
period 1996-12-31
MORGAN GROUP INC
filed 1997-04-04
CIK 906609

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

                         Commission File Number 1-13586

                             THE MORGAN GROUP, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                           22-2902315
 (State or other Jurisdiction                           (I.R.S. Employer
 of Incorporation or Organization)                    Identification Number)

           2746 Old U.S. 20 West
             Elkhart, Indiana                             46515-1168
(Address of Principal Executive Offices)                  (Zip Code)

Registrants telephone number include area code:  (219) 295-2200

Securities Registered Pursuant to Section 12(b) of the Act:

                                                   (Name of each exchange on
           (Title of Class)                             which registered)
Class A Common Stock, without par value              American Stock Exchange

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

                YES        X              NO ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   ( X )

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 27, 1997 was $8,676,962. The number of shares of the Registrant's Class A Common Stock, $.015 par value, and Class B Common Stock, $.015 par value, outstanding as of March 27 1997, was 1,482,020 shares, and 1,200,000 shares, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated into Part III of this report.

The cover page of the Registrant's annual report, on Form 10-K for the year ended December 31, 1996, is amended by this filing to include certain share information inadvertently omitted from the cover page of the original filing made on March 31, 1997. Additionally, Item 8 and Item 14 of the above referenced Form 10-K, are restated deleting Schedule VIII and a reference to Schedule VIII, respectively.

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


        Financial Statements Included in Item 8.

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

c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit
        Index on page E-1 (page following signature page of original filing)

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                          THE MORGAN GROUP, INC.


Date:  April 2, 1997             BY:     /s/ Richard B. DeBoer
                                          -------------------------------------
                                          Richard B. DeBoer, Vice President and
                                          Chief Financial Officer