Form 10-Q
period 1997-03-31
MORGAN GROUP INC
filed 1997-05-15
CIK 906609

10-Q
                      Form 10-Q for The Morgan Group, Inc.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      - - - - - - - - - - - - - - - - - - -
                                    FORM 10-Q
(Mark One)
_ _X_ _ _         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1997

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

                         Commission File Number 1-13586

                             THE MORGAN GROUP, INC.
          Delaware                                       22-2902315
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

2746 Old U.S. 20 West, Elkhart, Indiana                  46514-1168
(Address of principal executive offices)                 (Zip Code)

                                 (219) 295-2200
               (Registrant's telephone number, include area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days.

X        Yes                                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.15 Par Value:
         Class A - 1,480,610 shares as of March 31, 1997 Class B - 1,200,000 shares as of March 31, 1997

                             The Morgan Group, Inc.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I            FINANCIAL INFORMATION

Item 1            Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of               3
                  March 31, 1997 and December 31, 1996

                  Condensed Consolidated Statements of                      5
                  Operations for the Three Month Periods Ended
                  March 31, 1997 and 1996

                  Condensed Consolidated Statements of                      6
                  Cash Flows for the Three Month Periods Ended
                  March 31, 1997 and 1996

                  Notes to Condensed Consolidated Financial                 7
                  Statements as of March 31, 1997

Item 2            Management's Discussion and Analysis of Financial         8
                  Condition and Results of Operations

PART II           OTHER INFORMATION                                        11

Item 6            Exhibits and Reports on Form 8-K                         11

                  Signatures                                               12

                          PART I FINANCIAL INFORMATION
                           Item 1 Financial Statements

                     The Morgan Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                         Mar. 31     Dec. 31
                                                           1997        1996
                                                        -------       -------
                                                        (Unaudited)   (Note)

                                                        (Dollars in thousands)

Assets
Current assets:
   Cash and cash equivalents                            $ 1,132       $ 1,308
   Trade accounts receivable, less allowance
     for doubtful accounts of $48,000 in 1997
     and $59,000 in 1996                                 14,795        11,312
   Accounts receivable, other                               488           274
   Refundable taxes                                         563           584
   Prepaid expenses and other current assets              2,718         3,445
                                                        -------       -------
Total current assets                                    $19,696       $16,923

Property and equipment, net                               2,775         2,763
Assets held for sale                                      2,375         2,375
Intangible assets, net                                    8,804         8,911
Deferred income taxes                                     1,683         1,683
Other assets                                                528           411
                                                        -------       -------
Total assets                                            $35,861       $33,066
                                                        =======       =======

                     The Morgan Group, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (continued)

                                                             Mar. 31        Dec. 31
                                                               1997           1996
                                                            -----------    -----------
                                                           (Unaudited)       (Note)
                                                              (Dollars in thousands)
Liabilities and Shareholders' Equity Current liabilities:
   Note payable to bank                                     $     4,350    $     1,250
   Trade accounts payable                                         4,214          3,226
   Accrued liabilities                                            4,371          4,808
   Accrued claims payable                                         1,896          1,744
   Refundable deposits                                            1,355          1,908
   Current portion of long-term debt                              1,196          1,892
                                                            -----------    -----------
Total current liabilities                                        17,382         14,828

Long-term debt, less current portion                              2,079          2,314
Long-term accrued claims payable                                  3,110          2,820
Commitments and contingencies                                     - - -          - - -

Shareholders' equity
   Common stock, $.015 par value
   Class A:  Authorized shares - 7,500,000                           23             23
   Issued and outstanding shares - 1,480,610 and
       1,485,520

   Class B:  Authorized shares - 2,500,000                           18             18
   Issued and outstanding shares - 1,200,000
   Additional paid-in capital                                    12,441         12,441
   Retained earnings                                              2,350          2,126
                                                            -----------    -----------
Total capital and retained earnings                              14,832         14,608
Less - treasury stock, 124,943 and 120,043 shares
    at cost                                                      (1,038)        (1,000)
         - loan to officer for stock purchase                      (504)          (504)
                                                            -----------    -----------
Total shareholders' equity                                       13,290         13,104
                                                            -----------    -----------
Total liabilities and shareholders' equity                  $    35,861    $    33,066
                                                            ===========    ===========


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles or complete financial statements.

         See notes to condensed consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                  March 31            March 31
                                                   1997                1996
                                                -----------         -----------
                                                     (Dollars in thousands
                                                     except per share data)
Operating revenues:
   Manufactured housing outsourcing             $    19,669         $    15,553
   Specialized transport                              6,137               7,148
   Driver outsourcing                                 4,889               5,259
   Other service revenues                             2,938               2,546
                                                -----------         -----------
Total operating revenues                             33,633              30,506

Costs and expenses:
   Operating costs                                   30,675              28,199
   Depreciation and amortization                        294                 362
   Selling, general and administration                2,233               1,993
                                                -----------         -----------
Operating income (loss)                                 431                 (48)

Interest expense, net                                  (131)                (63)
                                                -----------         -----------
Income (loss) before taxes                              300                (111)
Income taxes (benefit)                                   34                (120)
                                                -----------         -----------
Net income                                      $       266         $         9
                                                ===========         ===========
Net income per share:
   Primary                                      $      0.10         $      0.00
                                                ===========         ===========
   Fully diluted                                $      0.10         $      0.00
                                                ===========         ===========
Average number of common shares and common
   stock equivalents                              2,682,578           2,686,610
                                                ===========         ===========


See notes to condensed consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                          1997         1996
                                                       -------      -------
                                                        (Dollars in thousands)
Operating activities
Net income                                              $   266      $     9
Adjustment to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                            294          362
   Debt amortization                                          9           10
                                                        -------      -------
                                                            569          381

Changes in operating assets and liabilities:
   Accounts receivable                                   (3,483)      (1,850)
   Accounts receivable, other                              (214)        (287)
   Prepaid expenses and other current expenses              737           74
   Other assets                                            (117)         (63)
   Accounts payable                                         992         (680)
   Accrued liabilities                                     (437)         830
   Accrued insurance claims                                 442          160
   Refundable deposits                                     (553)        (286)
                                                        -------      -------

   Net cash  (used in) operating
   activities                                            (2,064)      (1,721)

Investing activities
Purchases of property and equipment, net of
   disposals                                               (162)         (79)
Acquisition related costs                                   (37)       - - -
                                                        -------      -------
Net cash used in investing activities                      (199)         (79)

Financing activities
Net proceeds from (payment on) bank and seller
   financed notes and credit line                         2,169        1,694
Dividends on common and preferred stock                     (44)         (44)
Treasury stock purchase, net of officer loan                (38)         (38)
                                                        -------      -------
Net cash provided by (used in) financing activities       2,087        1,612
                                                        -------      -------
Net decrease in cash and equivalents                       (176)        (188)
Cash and cash equivalents at beginning of period          1,308        2,851
                                                        -------      -------
Cash and cash equivalents at end of period              $ 1,132      $ 2,663
                                                        =======      =======


See notes to condensed consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1997

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of The Morgan Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1996.

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Morgan Drive Away, Inc. ("Morgan"), TDI, Inc. ("TDI"), Interstate Indemnity Company ("Interstate"), and Morgan Finance, Inc. ("Finance") all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2.  Earnings Per Share

         In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact on first quarter ended March 31, 1997 and March 31, 1996 earnings per share is not expected to be material due to the stock options issued being anti-dilutive during these periods. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                         PART I - FINANCIAL INFORMATION

            Item 2 - Management Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

         The  following  table  sets  forth  the  percentage   relationships  of
operations data to revenue for the periods indicated.

                                         Three Months Ended
                                               March 31,
                                           1997         1996
                                          ------       ------
                                              (Unaudited)
Statement of Operations Data:
Operating revenue                          100.0%       100.0%
Operating costs                             91.2         92.4
Depreciation and amortization                 .9          1.2
Selling, general and administrative          6.6          6.5
                                          ------       ------
Operating income                             1.3          (.1)
Net interest expense                         (.4)         (.2)
                                          ------       ------
Income before income taxes                    .9          (.3)
Income taxes                                 (.1)          .3
                                          ------       ------
Net income                                    .8%           0%
                                          ======       ======


Operating Revenues:

Operating revenues for the first quarter of 1997 increased from $30.5 million in 1996, to $33.6 million in 1997, an increase of 10%. Prior to giving effect to the acquisition of Transit Homes which closed on December 30, 1996, comparable revenues decreased 5%. The manufactured housing outsourcing revenues, which includes revenues generated from arranging delivery services for new manufactured homes, modular homes, and office trailers, increased 26% from $15.6 million in the first quarter of 1996, to $19.7 million in the first quarter of 1997. The revenue growth is substantially related to the acquisition of Transit Homes. Prior to giving effect to the Transit acquisition, Morgan's manufactured housing revenues increased approximately 2% while industry production remained relatively flat with the first quarter of 1996. Specialized transport revenues, which consist of arranging delivery services for van conversions, automobiles, semi-trailers, military vehicles, and other commodities by utilizing specialized equipment, decreased from $7.1 million in the first quarter of 1996 to $6.1 million in the first quarter of 1997. The lower revenue levels related to a reduction in drivers' servicing the truckaway operation, which transports automotive products on company-owned trailers for van conversions, tent campers, and automotive customers. At the end of the first quarter, the Company announced the plan to close this operation. Driver outsourcing revenues in the first quarter of 1997 of $4.9 million were 7% lower than first quarter of 1996 revenues of $5.3 million. Competitive pressures, specifically on the relocation of rental trucks, have resulted in a decline in driver outsourcing revenues. Other services revenues, which include revenues from Interstate Indemnity, Morgan Finance, permit ordering services, and labor services increased 15% to $2.9 million in the first quarter of 1997 over the same period from the prior year.

Operating Costs:

Operating costs as a percent of revenue decreased from 92.4% in the first quarter of 1996 to 91.2% in the first quarter of 1997. First quarter of 1997 losses in the truckaway operation were recorded as part of the "Special Charge" in the fourth quarter of 1996. In the first quarter of 1996 the truckaway operating costs were 103% of revenue. In addition to the benefits derived from closing the truckaway operation, the company's claims and insurance cost decreased over .5% compared to 1996. These operating cost savings were partially offset by lower lower profit margins in the relocation of rental trucks.

Depreciation and Amortization:

Depreciation and amortization decreased from $362,000, or 1.2% of revenue, in the first quarter of 1996 to $294,000, or .9% of revenue, in 1997. The decrease in depreciation and amortization relates to the discontinuance of depreciation on equipment and properties which are currently held for sale offset partially by higher amortization related to the Transit acquisition.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased from $1,993,000, or 6.5% of revenue, in the first quarter of 1996 to $2,233,000, or 6.6% of revenue, in 1997. The growth in selling, general and administrative expenses for the quarter was attributed to added general and administrative costs related to (i) duplicative overhead created by the Transit acquisition, (ii) incentive compensation expense to the former owner of Transit Homes, and (iii) management bonuses being recorded in 1997 related to increased profitability. Duplicative general and administrative expenses related to the Transit acquisition should decline during the year as administrative positions are consolidated.

Operating Income:

Operating income was $431,000 for the first quarter of 1997 compared to an operating loss of $48,000 in the first quarter of 1996. The increase in operating income during the first quarter of 1996 was principally related to the fourth quarter of 1996 decision to close the company's truckaway operation which lost approximately $325,000 in the first quarter of 1996 and $1.8 million during the year.

Interest Expense, Net:

During the first quarter of 1997, the company had net interest expense of $131,000 compared to net interest expense of $63,000 in the first quarter of 1996. The increase in interest cost is attributed to higher loan balances related to the Transit acquisition and funding of working capital during the first quarter of 1997.

Pretax Income:

During the first quarter of 1997, the company had pretax income of $300,000,  or
 .9% of revenue, versus a pretax loss of $111,000, or (3%) of revenue, in the first quarter of 1996.

Income Taxes:

The benefit recorded for the federal and state income taxes in the first quarter of 1996 of $120,000 relates to tax benefits associated with the losses from The Morgan Group, Inc.'s subsidiaries excluding the earnings of Interstate Indemnity. This compares to 11% in 1997, which was affected by the recognition of a lower tax rate for Interstate Indemnity's earnings due to a federal tax election available to captive insurance companies.

Net Income:

Net income was $266,000 in the first quarter of 1997, or $.10 primary earnings per common share, compared to net income of $9,000 in the first quarter of 1996.

Seasonality:

Shipments of manufactured housing tend to decline in the winter months in areas where poor weather conditions inhibit transport. This may reduce revenues in the first and fourth quarters of the year. RV movements are generally stronger in the spring when dealers build stock in anticipation of the summer vacation season and late summer and early fall when new vehicle models are introduced. The company's revenues, therefore, are generally stronger in the second and third quarters of the year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $1,308,000 as of December 31, 1996 to $1,132,000 as of March 31, 1997, and in the same time period, debt increased from $5,456,000 at the end of the year to $7,625,000 as of March 31, 1997. The increase in debt is principally related to an increase in accounts receivable of $3,483,000, reduced accrued liabilities of $437,000, and a reduction in refundable deposits of $553,000. The seasonal increase in revenues in March of 1997 gave rise to higher receivable levels in comparison to December 31, 1996 receivables. The decline in accrued liabilities during the first quarter of 1997 is attributed to losses in truckaway operations which was reserved for as of December 31, 1996. In addition, driver refundable deposits were reduced by $553,000 as cash was expended during the quarter for 1997 license plates. These working capital charges which negatively impacted cash were partially offset by reduced prepaid expenses of $727,000, an increase in insurance claims reserves of $442,000 and increase in accounts payables of $988,000. The decline in prepaid expenses relates to reduced insurance premiums pre-payments and reduction in pre-payments for drivers services.

As of March 31, 1997, the company has $1,132,000 in cash, marketable securities and short-term investments. Additionally, the company has $641,000 of unused credit facilities. The company expects the current cash flow from existing operations, existing cash and the line of credit will be adequate to fund the company's existing operations for the foreseeable future.

FORWARD LOOKING DISCUSSION

The Company's improvement in operating margin during the first quarter of 1997 increased to 1.3% from an operating margin loss of .1 in the first quarter of 1996. The improved performance can be specifically traced to the closing of the truckaway operation and improved claim experience. The acquisition of Transit Homes of America, Inc. which generated over $4.8 million of additional revenues in the first quarter, should more than offset the lost operating revenues from the sale of the truckaway operation for the remainder of 1997. Operating margins should continue to increase in comparison to 1996 operating margins as the Company should continue to receive the benefit of closing the truckaway operation and should have increased manufactured housing margins due to the Transit Homes acquisition. The matters discussed in this paragraph and the foregoing paragraphs discussing prospective reductions in operating costs and administrative expenses and the adequacy of available capital resources are forward-looking statements that are subject to important factors that involve risk and uncertainties. Potential risks and uncertainties include, without limitation, continued competitive pressures in the market place, the effect competitive forces and the Company's reaction to them may have, consumer and business buying decisions with respect to the Company's services, the cost of accident claims on the Company's results, and the ability to continue to recruit qualified drivers to service the business. These factors may cause actual results to differ materially from what the Company has projected.

PART II - OTHER INFORMATION

Item 6

                  Exhibits and Reports on Form 8-K

           (a)    The following exhibits are included herein:

                  Exhibit  11    Statement re: Computation of Earnings Per Share

                  Exhibit 27     Financial Data Schedule

            (b) A Form 8-K was filed on January 14, 1997 and amended on February 18, 1997 reporting the acquisition of Transit Homes of America, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE MORGAN GROUP, INC.


                                           BY: /s/ Richard B. DeBoer
                                              ----------------------------------
                                                    Richard B. DeBoer
                                                    Vice President and
                                                    Chief Financial Officer

                                           Date: May 15, 1997