Form 10-Q
period 1997-06-30
MORGAN GROUP INC
filed 1997-08-14
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         -------------------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1997

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

  __X___   Yes    ______   No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

  Common Stock, $0.15 Par Value:
         Class A -  1,446,010  shares as of June 30,  1997  Class B -  1,200,000 shares as of June 30, 1997

                             The Morgan Group, Inc.


                                      INDEX


                                                                     PAGE NUMBER

   PART I         FINANCIAL INFORMATION

   Item 1         Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1997 and December 31, 1996

                  Condensed Consolidated Statements of
                  Operations for the Three and Six Month Periods
                  Ended June 30, 1997 and 1996

                  Condensed Consolidated Statements of
                  Cash Flows for the Six Month Periods Ended
                  June 30, 1997 and 1996

                  Notes to Condensed Consolidated Financial
                  Statements as of June 30, 1997

   Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

   PART II        OTHER INFORMATION

   Item 4         Submission of Matters to a Vote of the Security Holders

   Item 6         Exhibits and Reports on Form 8-K
                  Signatures

                          PART I FINANCIAL INFORMATION
                           Item 1 Financial Statements

                     The Morgan Group, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets


                                                             June 30,   Dec. 31,
                                                               1997       1997
                                                             -------     -------
Assets
Current assets:
   Cash and cash equivalents                                    $527      $1,308
   Trade accounts receivable, less allowance for doubtful
    accounts of $86,000 in 1997 and $59,000 in 1996           15,592      11,312
   Accounts receivable, other                                    282         274
   Refundable taxes                                              128         584
   Prepaid expenses and other current assets                   2,218       3,445
                                                             -------     -------
Total current assets                                          18,747      16,923

Property and equipment, net                                    2,673       2,763
Assets held for sale                                           1,575       2,375
Intangible assets, net                                         8,922       8,911
Deferred income taxes                                          1,683       1,683
Other assets                                                     787         411
                                                             -------     -------
Total assets                                                 $34,387     $33,066
                                                             =======     =======

                     The Morgan Group, Inc. and Subsidiaries


                                                             June 30,           Dec. 31,
                                                               1997               1997
                                                             -------            -------
                                                            (Unaudited)          (Note)
                                                              (Dollars in Thousands)
Liabilities and Shareholders' Equity Current liabilities:
   Note payable to bank                                        $2,554            $1,250
   Trade accounts payable                                       5,159             3,226
   Accrued liabilities                                          3,644             4,808
   Accrued claims payable                                       1,863             1,744
   Refundable deposits                                          1,477             1,908
   Current portion of long-term debt                            1,196             1,892
                                                                -----           -------
Total current liabilities                                      15,893            14,828

Long-term debt, less current portion                            1,791             2,314
Long-term accrued claims payable                                3,065             2,820
Commitments and contingencies                                   - - -             - - -

   Shareholders' equity
   Class A
   Authorized shares - 7,500,000;
   Issued and outstanding shares - 1,446,010 and 1,485,520         23                23
   Class B
   Authorized shares - 2,500,000;
   Issued and outstanding shares - 1,200,000                       18                18
   Additional paid-in capital                                  12,441            12,441
   Retained earnings                                            3,010             2,126
                                                                -----            ------
Total capital and retained earnings                            15,492            14,608

Less - treasury stock, 159,543 and 120,043
         shares, at cost                                      (1,350)            (1,000)
     - loan to officer for purchase of stock                    (504)              (504)
                                                                -----           -------
Total shareholders' equity                                     13,638            13,104
                                                               ------            ------
Total liabilities and shareholders' equity                    $34,387           $33,066
                                                              =======           =======

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

                     The Morgan Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                   Three Months Ended          Six Months Ended
                                                                        June 30                       June 30
                                                                   1997          1996           1997           1996
                                                                ---------     ---------      ---------     ---------
Operating revenues:
   Manufactured housing outsourcing                               $25,541       $20,008        $45,210       $35,566
   Driver outsourcing                                               5,209         6,871         10,098        12,130
   Specialized transport                                            4,742         6,938         10,879        14,081
   Other service revenue                                            3,719         2,881          6,657         5,427
                                                                ---------     ---------      ---------     ---------
Total operating revenues                                           39,211        36,698         72,844        67,204

Costs and expenses:
   Operating costs                                                 35,582        33,564         66,257        61,763
   Depreciation and amortization                                      302           380            596           742
   Selling, general and administrative                              2,041         2,076          4,274         4,069
                                                                ---------     ---------      ---------     ---------
Operating income                                                    1,286           678          1,717           630

 Interest expense, net                                                168           109            299           172
                                                                ---------     ---------      ---------     ---------
Income before taxes                                                 1,118           569          1,418           458
Income tax benefit                                                    419           152            453            32
                                                                ---------     ---------      ---------     ---------
Net income                                                           $699          $417           $965          $426
                                                                =========     =========      =========     =========

Net income per common share:
   Primary                                                           $.26          $.15           $.36          $.16
                                                                =========     =========      =========     =========

   Fully Diluted                                                     $.26          $.15           $.36          $.16
                                                                =========     =========      =========     =========

Average number of common shares and common
stock equivalents                                               2,664,041     2,708,128      2,660,098     2,677,957
                                                                =========     =========      =========     =========


See notes to condensed consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          ------------------
                                                           1997        1996
                                                          -------    -------
                                                        (Dollars in thousands)
Operating activities
Net income                                                $   995    $   426
Adjustment to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                              596        742
   Debt amortization                                           18         16
                                                          -------    -------
                                                            1,609      1,184

Changes in operating assets and liabilities:
   Accounts receivable                                     (4,280)    (2,727)
   Accounts receivable, other                                   8       (195)
   Refundable taxes                                           476      - - -
   Prepaid expenses and other current expenses              1,209        411
   Accounts payable                                         1,917       (967)
   Accrued liabilities                                     (1,164)      (473)
   Accrued insurance claims                                   314        287
   Refundable deposits                                       (431)       (31)
                                                          -------    -------

   Net cash provided by (used in operating activities)       (342)    (2,511)

Investing activities
Purchases of property and equipment, net of disposals        (215)      (285)
Sale of assets held                                           800      - - -
Intangible assets purchased                                  (302)     - - -
Increase in other assets                                     (376)      (167)
                                                          -------    -------
Net cash used in investing activities                         (93)      (452)

Financing activities
Net proceeds from bank and seller financed
   notes and credit line                                       85      1,558
Dividends on common stock                                     (81)       (88)
Treasury stock purchase, net of officer loan                 (350)      (115)
                                                          -------    -------
Net cash provided by (used in) financing activities          (346)     1,355
                                                          -------    -------
Net (decrease) in cash and equivalents                       (781)    (1,608)

Cash and cash equivalents at beginning of period            1,308      2,851
                                                          -------    -------
Cash and cash equivalents at end of period                $   527    $ 1,243
                                                          =======    =======


See notes to condensed consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1997


Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of The Morgan Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1996.

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Morgan Drive Away, Inc. ("Morgan"), TDI, Inc. ("TDI"), Interstate Indemnity Company ("Interstate"), and Morgan Finance, Inc. ("Finance") all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation

Note 2.  Earnings Per Share

         In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact on second quarter ended June 30, 1997 and year to date June 30, 1997 earnings per share is not expected to be material. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarter is not expected to be material.

Note 3.  Special Charges

         The sale of the truckaway operation was completed during the second quarter of 1997. The reserves established in 1996 for losses on the sale of equipment and close down costs appear to be adequate. The Company is still in the process of selling the four properties which were written down to fair market value at the end of 1996.

                         PART I - FINANCIAL INFORMATION

            Item 2 - Management Discussion and Analysis of Financial
                       Condition and Results of Operations


  RESULTS OF OPERATIONS

         The following table sets for the percentage relations of operations data to revenue for the periods indicated.


                                          Three Months Ended                Six Months Ended
                                               June 30,                         June 30,
                                         --------------------            ----------------------
                                          1997          1996             1997             1996
                                         -----          -----            -----            -----
                                              (Unaudited)                    (Unaudited)
Statement of Operations Data:
Operating revenue                        100.0%         100.0%           100.0%           100.0%
Operating costs                           90.7           91.4             91.0             92.0
Depreciation and amortization               .8            1.0               .8              1.1
Selling, general and administrative        5.2            5.7              5.9              6.1
                                         -----          -----            -----            -----
Operating income                           3.3            1.9              2.3               .8
Net interest expense                      (.4)           (.3)              (.4)             (.2)
                                         -----          -----            -----            -----
Income before income taxes                 2.9            1.6              1.9               .6
Income taxes                               1.1             .4               .6             - - -
                                         -----          -----            -----            -----
Net income                                 1.8            1.2              1.3               .6
                                         =====          =====            =====            =====



Operating Revenues:

Operating revenues for the second quarter of 1997 increased from $36.7 million in 1996, to $39.2 million in 1997, an increase of 9%. Prior to giving effect to the acquisition of Transit Homes which became effective on December 30, 1996, comparable revenues decreased 8%. Backing out the revenues in 1997 and 1996 of the recently sold truckaway operation, the revenue decline during the second quarter before giving effect to the Transit Homes acquisition was 2%. The manufactured housing outsourcing revenues, which includes revenues generated from arranging delivery service for new manufactured homes, modular homes, and office trailers, increased from $20.0 million in the second quarter of 1996, to $25.5 million in the second quarter of 1997. The revenue growth is substantially related to the acquisition of Transit Homes. Prior to giving effect to the Transit acquisition, Morgan's manufactured housing revenues increased 4% while industry production remained relatively flat with the second quarter of 1996. Driver outsourcing revenues in the first quarter of 1997 of $5.2 million were 24% lower than first quarter of 1996 revenues of $6.9 million. Competitive pressures, specifically on the relocation of rental trucks, have resulted in a decline in driver outsourcing revenues. Specialized transport revenues consist of arranging delivery services for van conversions, automobiles, semi-trailers, military vehicles, and other commodities by utilizing specialized equipment. This area's decrease was solely due to the sale of the truckaway operation. Other services revenues, which include revenues from Interstate Indemnity, Morgan Finance, permit ordering services, and labor services increased 29% to $3.7 million in the second quarter of 1997 over the same period from the prior year.

Year to date, operating revenues reached $72.8 million, a growth of 8% compared to $67.2 million in the first six months of 1996. Prior to giving effect to the Transit Homes acquisition, comparable revenues decreased 6%. Adjusting revenues for the Transit acquisition and also the recently closed truckaway operation, operating revenues were flat with 1996. The manufactured housing industry production for the first six months of 1997 was flat with 1996 production. The decline in driver outsourcing revenue from $12.1 million the first six months of 1996 to $10.1 million for the first six months of 1997 is related to competitive pressures, specifically on the relocation of rental trucks.

Operating Costs:

Operating costs as a percent of revenue decreased from 91.4% in the second quarter of 1996 to 90.7% in the second quarter of 1997. The improvement in the operating ratio during the second quarter was the result of the closing of the truckaway operation where operating costs were in excess of 100% of revenue in 1996. The improved operating margins, due to the sale of the truckaway operation, were partially offset by an increase in claims cost of 1.3% compared to 1996, specifically related to accident severity not frequency. Year to date operating costs, as a percent of revenue, have decreased from 92% to 91%. The improvement year to date is also reflective of the closing of the truckaway operation where margin gains have been only partially offset by claims costs which have increased .6% since 1996.

Depreciation and Amortization:

Depreciation and amortization decreased from $380,000, or 1.0% of revenue, in the second quarter of 1996 to $302,000, or .8% of revenue, in 1997. Year to date depreciation and amortization expenses are down .3%. The decrease in depreciation and amortization expense relates to the discontinuance of depreciation on equipment and properties which have been sold or are currently held for sale. This reduction of depreciation expense has been partially offset by higher amortization related to the Transit acquisition.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased from $2,076,000 or 5.6% of revenue, in the second quarter of 1996 to $2,041,000, or 5.2% of revenue, in 1997. The decline in selling, general and administrative expenses for the quarter are attributed to a reduction in corporate staff levels partially offset by higher computer lease expenses. Year to date selling, general and administrative expenses have increased from $4,069,000, or 6.1% of revenue, to $4,274,000, or 5.9% of revenue this year. The year to date increase relates to duplicate general and administrative costs occurring primarily in the first quarter due to the the Transit acquisition and higher computer lease costs.

Operating Income:

Operating income was $1,286,000 for the second quarter of 1997 compared to $678,000 in the second quarter of 1996. Year to date operating income increased to $1,717,000 in 1997 from $630,000 in 1996. The increase in operating income during the quarter and first six months was principally related to the fourth quarter of 1996 decision to close the company's truckaway operation which lost in excess of $400,000 in the second quarter of 1996 and approximately $750,000 during the first six months of last year.

Interest Expense, Net:

During the second quarter of 1997, the company had net interest expense of $168,000 compared to net interest expense of $109,000 in the second quarter of 1996. The increase in interest cost is attributed to higher debt levels as a result of the Transit acquisition.

Pretax Income:

During the second quarter of 1997, the company had pretax income of $1,118,000, or 2.9% of revenue, versus a pretax income of $569,000 or 1.6% of revenue, in the second quarter of 1996. Year to date pretax has increased from $458,000, or
 .7% of revenue, to $1,418,000, or 1.3% of revenue.

Income Taxes:

The effective tax rate during the second quarter of 1997 was 37% compared to 27% during the second quarter of 1996. Year to date the effective tax rate is 32% versus 7% during the first six months of 1996. The lower tax rate in 1996 reflects the fact that the prior year's profits had a higher portion of earnings generated by Interstate Indemnity, the Company's captive insurance company which obtains favorable tax treatment.

Net Income:

Net income was $699,000 in the second quarter of 1997, or $.26 primary earnings per common share, compared to net income of $417,000, of $.15 primary earnings per common share, in the second quarter of 1996. Year to date net income of $965,000, or $.36 primary earnings per common share, is double the $426,000, or $.16 primary earnings per common share earned in the first six months of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $1,308,000 as of December 31, 1996 to $527,000 as of June 30, 1997, while debt level stayed approximately the same. Cash was used during the first six months to finance receivable growth of $4,280,000, associated with the strong second quarter revenues, and also reflects a decrease in accrued liabilities of $1,164,000 which is principally related to cash used in closing the truckaway operation. Further effects on cash include decreases in refundable deposits of $431,000 as the Company eliminated the need for driveaway drivers to hold deposits, increase in tractor financing resulting in an increase in other assets of $376,000, and treasury stock purchases of $350,000. Cash was generated during the first six months through operating profits before depreciation and amortization of $1.6 million, reduction of refundable tax receivable of $476,000, reduction in prepaid expenses of $1,209,000 related to reduced prepayments to drivers and insurance costs, increase in accounts payable $1,917,000, increase in accrued insurance claims costs of $314,000, and cash generated from the assets held for sale at the end of the year of $800,000.

As of June 30, 1997, the company has $527,000 in cash, marketable securities and short-term investments. Additionally, the company has $3,182,000 of unused credit facilities. The company expects that current cash flow from existing operations, existing cash and the line of credit will be adequate to fund the company's existing operations for the foreseeable future. (See next paragraph for possible circumstances which could alter this expectation).

FORWARD LOOKING DISCUSSION

The company's improvement in operating performance during the first six months of 1997 can be specifically traced to the closing of the truckaway operation and reduced overhead expenses. Operating margins should continue to increase in comparison to 1997 in comparison to 1996 operating margins as the company should continue to receive the benefit of the closing of the truckaway operation and should have increased manufactured housing margins due to the Transit Homes acquisition. In addition, improvements in the safety and claims area, though inherently unpredictable, should continue to aid improved operating margins if recent positive reduction in accident frequency continues. The acquisition of Transit Homes of America, which generated approximately $9.7 million of additional revenues during the first six months, should more than offset the lost operating revenue from the sale of the truckaway operation for the remainder of 1997. Matters discussed in this paragraph and the adequacy of available capital resources are forward looking statements that are subject to important factors and involve risk and uncertainties. Potential risk and uncertainties include, without limitation, continued competitive pressures in the market place, the effect of overall economic conditions, the cost of accident claims and the ability to continue to recruit qualified drivers to service the business. These factors may cause actual results to differ materially from what the Company is projecting.

PART II - OTHER INFORMATION

Item 4        Submission of Matters to a Vote of Security Holders

             On  May 12,  1997,   the  Company   held  its  annual   meeting  of
shareholders, the results of which follow:

             Report of proxies received and shares voted May 12, 1997



                                            Total         Voted      % of Total
                                          ---------      ---------   ----------
  Number of Shares of Class B
  Common Stock                            1,200,000      1,200,000       100%

  Number of Shares of Class A
  Common Stock                            1,482,020      1,212,033        82%



  1.  Election of Directors Elected
     by all Shareholders
     (1-year term)
                                           Against
                              For        or Withheld      Abstained    Non-Votes
                           ---------    ------------      ---------    ---------
  Charles C. Baum          1,206,633       5,400                        269,957
  Richard B. Black         1,204,463       7,570                        269,957
  Frank B. Grzelecki       1,206,633       5,400                        269,957


2. Election of Directors
   by Holders of Class A
   Common Stock
   (1-year term)

Bradley J. Bell            1,206,663       5,400                        269,957

Item 6


Exhibits and Reports on Form 8-K

                (a)   The following exhibits are included herein:

                  Exhibit 11 - Statement re:  computation of earnings per share.

                  Exhibit 27 - Financial Data Schedule

                (b) No reports on Form 8-k were filed for the quarter ended June 30, 1997

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE MORGAN GROUP, INC.



                                          BY: /s/ Richard B. DeBoer
                                              ----------------------------------
                                              Richard B. DeBoer
                                                   Vice President and CFO


                                          Date:  August ___, 1997