Form 10-Q
period 1997-09-30
MORGAN GROUP INC
filed 1997-11-14
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                       - - - - - - - - - - - - - - - - - -


                                    FORM 10-Q




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 1997






                             THE MORGAN GROUP, INC.
                             2746 Old U. S. 20 West
                           Elkhart, Indiana 46515-1168
                                 (219) 295-2200





      Delaware                  1-13586                      22-2902315
     (State of           (Commission File No.)              (IRS Employer
   Incorporation)                                         Identification No.)



The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


The number of shares outstanding of each of the Company's classes of common stock at November 6, 1997 was:



         Class A - 1,439,010 shares
         Class B - 1,200,000 shares

                             The Morgan Group, Inc.

                                      INDEX


                                                                           PAGE
                                                                          NUMBER

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of
           September 30, 1997 and December 31, 1996                            3

           Condensed Consolidated Statements of
           Operations for the Three and Nine Month Periods Ended
           September 30, 1997 and 1996                                         4

           Condensed Consolidated Statements of
           Cash Flows for the Nine Month Periods Ended
           September 30, 1997 and 1996                                         5

           Notes to Condensed Consolidated Financial
           Statements as of September 30, 1997                                 6

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 8

PART II    OTHER INFORMATION

Item 5     Other Events                                                       10

Item 6     Exhibits and Reports on Form 8-K                                   10

           Signatures                                                         11

                          PART I FINANCIAL INFORMATION

                     The Morgan Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                 (In thousands of dollars, except share amounts)

                                                                        Sept. 30           Dec. 31
                                                                         1997               1996*
                                                                      (unaudited)
ASSETS                                                                 ----------         ----------
Current assets:
   Cash and cash equivalents                                               $1,020             $1,308
   Trade accounts receivable, less allowance for doubtful
      accounts of $106 in 1997 and $59 in 1996                             16,285             11,312
   Accounts receivable, other                                                 526                274
   Refundable taxes                                                            54                584
   Prepaid expenses and other current assets                                3,175              3,445
                                                                       ----------         ----------
Total current assets                                                      $21,060            $16,923

Property and equipment, net                                                 2,801              2,763
Assets held for sale                                                        1,375              2,375
Intangible assets, net                                                      8,864              8,911
Deferred income taxes                                                       1,683              1,683
Other assets                                                                  654                411
                                                                       ----------          ---------
Total assets                                                              $36,437            $33,066
                                                                           ======             ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                                    $3,800             $1,250
   Trade accounts payable                                                   5,100              3,226
   Accrued liabilities                                                      3,840              4,808
   Accrued claims payable                                                   1,712              1,744
   Refundable deposits                                                      1,500              1,908
   Current portion of long-term debt                                        1,562              1,892
                                                                        ---------          ---------
Total current liabilities                                                  17,514             14,828

Long-term debt, less current portion                                        1,300              2,314
Long-term accrued claims payable                                            3,376              2,820
Commitments and contingencies                                               - - -              - - -

Shareholders' equity:
   Common stock, $.015 par value
   Class A:  Authorized shares - 7,500,000                                     23                 23
   Issued shares 1,605,553 in 1997 and 1996

   Class B:  Authorized shares - 2,500,000                                     18                 18
   Issued shares 1,200,000 in 1997 and 1996
   Additional paid-in capital                                              12,441             12,441
   Retained earnings                                                        3,677              2,126
                                                                        ---------          ---------
Total capital and retained earnings                                        16,159             14,608
Less - treasury stock, at cost; 1997 - 165,343 shares
         and 1996 - 120,043 shares                                        (1,408)            (1,000)
     - loan to officer for stock purchase                                   (504)              (504)
                                                                        ---------          ---------
Total shareholders' equity                                                 14,247             13,104
                                                                        ---------          ---------
Total liabilities and shareholders' equity                                $36,437            $33,066
                                                                           ======             ======




* The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

         See notes to condensed consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                             Three Months Ended                 Nine Months Ended
                                                                    Sept. 30,                         Sept. 30,
                                                         ------------------------------   --------------------------------

                                                               1997              1996             1997              1996
Operating revenues:                                         ----------       ----------        ----------       ----------
   Manufactured housing                                        $25,447          $19,959           $70,721          $55,525
   Driver outsourcing                                            5,116            5,849            15,177           17,978
   Specialized transport                                         4,048            6,910            14,904           20,991
   Other service revenues                                        3,679            2,587            10,335            8,015
                                                             ---------        ---------         ---------        ---------
Total operating revenues                                        38,290           35,305           111,137          102,509

Costs and expenses:
   Operating costs                                              34,490           32,063           100,768           93,826
   Depreciation and amortization                                   309              353               906            1,095
   Selling, general and administration                           2,240            2,101             6,493            6,170
                                                            ----------        ---------         ---------        ---------
Operating income                                                 1,251              788             2,970            1,418

Interest expense, net                                              149              108               448              280
                                                             ---------         --------         ---------        ---------
Income before taxes                                              1,102              680             2,522            1,138
Income taxes                                                       397              185               850              217
                                                             ---------         --------         ---------        ---------
Net income                                                        $705             $495            $1,672             $921
                                                                ======           ======            ======           ======
Net income per share:
   Primary                                                       $0.27            $0.18             $0.63            $0.34
                                                                ======           ======            ======           ======
   Fully diluted                                                 $0.27            $0.18             $0.63            $0.34
                                                                ======           ======            ======           ======
Average number of common shares and common
   stock equivalents                                         2,643,315        2,692,489         2,662,724        2,682,837
                                                               =======          =======           =======          =======

See notes to condensed consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (In thousands of dollars)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                   Sept. 30,
                                                              ------------------
                                                                1997       1996
                                                              -------    -------
Operating activities:
Net income                                                    $ 1,672    $   921
Adjustments to reconcile net income to net cash used in
  operating activities:
   Depreciation and amortization                                  906      1,095
   Debt amortization                                               27         24
   Gain on disposal of property and equipment                     (67)        --
                                                              -------    -------

Changes in operating assets and liabilities:
   Trade accounts receivable                                   (4,973)    (1,824)
   Accounts receivable, other                                    (252)       126
   Trade accounts payable                                       1,874     (1,223)
   Accrued liabilities                                           (968)      (326)
   Accrued claims payable                                         524        546
   Refundable deposits                                           (408)       161
   Other                                                          773        (27)
                                                              -------    -------
   Net cash used in operating activities                         (892)      (527)

Investing activities:
Purchases of property and equipment, net of disposals            (562)      (466)
Proceeds from disposal of property and equipment and assets
  held for sale                                                 1,141         --
Business acquisitions                                            (409)        --
Increase in other assets                                         (243)      (110)

                                                              -------    -------
Net cash used in investing activities                             (73)      (576)

Financing activities:
Notes payable to bank                                           2,550      2,500
Payments on other notes                                        (1,344)      (788)
Dividends on common stock                                        (121)      (131)
Treasury stock purchases, net of officer loan                    (408)      (203)
                                                              -------    -------
Net cash provided by financing activities                         677      1,378

                                                              -------    -------
Net increase (decrease) in cash and cash equivalents             (288)       275
Cash and cash equivalents at beginning of period                1,308      2,851
                                                              -------    -------
Cash and cash equivalents at end of period                    $ 1,020    $ 3,126
                                                              =======    =======


See notes to condensed consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1997

Note 1.  Basis of Presentation

         The accompanying condensed consolidated interim financial statements have been prepared by The Morgan Group, Inc. and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulation. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         The accompanying unaudited condensed consolidated interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Morgan Drive Away, Inc. ("Morgan"), TDI, Inc. ("TDI"), Interstate Indemnity Company ("Interstate"), MDA Corporation ("MDA"), and Morgan Finance, Inc. ("Finance") all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2.  Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share, which is required to be retroactively adopted on December 31, 1997, with all prior periods being restated. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. This statement will not change earnings per share as reported for the quarter or nine months ended September 30, 1997.

         In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which is effective beginning in 1998. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components. Comparative periods are required to be reclassified to reflect the provisions of the Statement. The adoption of this Statement will not affect earnings as previously reported.

         In June 1997, the FASB also issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. This new Statement requires disclosure of selected financial and descriptive information for each operating segment based on management's internal organizational decision-making structure. Additional information is required on a company-wide basis for revenues by product or service, revenues and identifiable assets by geographic location and information about significant customers. The Company will begin presenting any additional information as required by Statement No. 131 in its financial statements for the year-ending December 31, 1998.

Note 3.  Special Charges

         The sale of the truckaway operation and the related revenue equipment was completed during the second quarter of 1997. The Company does not anticipate any additional charges relating to exiting the truckaway operations. The Company is still in the process of selling the real estate properties that were written down to fair market value at the end of 1996.

                         PART I - FINANCIAL INFORMATION

           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

         The  following  table  sets  forth  the  percentage   relationships  of
operations data to revenue for the periods indicated.


                                                       Three Months Ended                      Nine Months Ended
                                                          September 30,                          September 30,
                                                           (Unaudited)                            (Unaudited)
                                                 -------------------------------         ------------------------------
                                                    1997                1996                 1997                1996
                                                    ----                ----                 ----                ----
Statement of Operations Data:
Operating revenue                                  100.0%             100.0%                100.0%             100.0%
Operating costs                                     90.1               90.8                  90.7               91.5
Depreciation and amortization                         .8                1.0                    .8                1.1
Selling, general and administration                  5.8                6.0                   5.8                6.0
                                                  --------           --------              --------           --------
Operating income                                     3.3                2.2                   2.7                1.4
Net interest expense                                  .4                 .3                    .4                 .3
                                                  --------           --------              --------           --------
Income before income taxes                           2.9                1.9                   2.3                1.1
Income taxes                                         1.1                 .5                    .8                 .2
                                                  --------           --------              --------           --------
Net income                                           1.8%               1.4%                  1.5%                .9%
                                                   =====              =====                 =====              =====

OPERATING REVENUES:

Comparisons of the 1997 operating results, for both the third quarter and the nine months ended September 30, 1997 were significantly impacted by the acquisition of Transit Homes of America ("Transit") in December, 1996 and the closing of the truckaway operation. Transit is a provider of outsourcing services to the manufactured housing industry.

Operating revenues for the third quarter of 1997 increased from $35.3 million in 1996, to $38.3 million in 1997, an increase of 8%. This increase was primarily in manufactured housing revenues, which increased from $20.0 million for the third quarter of 1996 to $25.4 million for the same period in 1997. Manufactured housing revenue is generated from arranging delivery services for new manufactured homes, modular homes and office trailers. Transit contributed approximately 19% of third quarter 1997 manufactured housing revenue. Driver outsourcing revenues in the third quarter of 1997 were lower than the third quarter of 1996, due to softness in certain recreational and commercial vehicle markets, specifically the relocation of rental trucks. The decrease in specialized transport revenues was the result of the sale of the truckaway operation earlier in 1997. Specialized transport revenues consist of arranging delivery services for van conversions, automobiles, semi-trailers, military vehicles, and other commodities.

Year-to-date 1997 operating revenues were $111.1 million, also up 8% compared to $102.5 million in the first nine months of 1996. The 8% increase in year-to-date 1997 operating revenue results from the effects of the Transit purchase on manufactured housing revenue, partially offset by the now-closed truckaway operation. Transit contributed approximately 20% of the Company's manufactured housing revenue for the first nine months of 1997. The number of manufactured homes produced for the first nine months of 1997 was relatively flat when compared to the same period of the prior year, thereby hampering the Company's growth in this segment. Driver outsourcing and Specialized revenues for the nine month period ended September 30, 1997, reflected decreases over the same period of the prior year. The decline in driver outsourcing revenues was related to softness in certain recreational and commercial vehicle markets. The decline in the specialized transport revenues was primarily due to the sale of the truckaway operation.

Operating costs as a percent of revenue decreased from 90.8% in the third quarter of 1996 to 90.1% in the third quarter of 1997. This improvement in operating ratio was the result of reduced accident frequency, the closing of the truckaway operation, and the focus on more profitable operations. These improvements were partially offset by lower margins from driver outsourcing. Year-to-date operating costs as a percentage of revenue decreased from 91.5% to 90.7%, primarily due to the closing of the truckaway operation.

Operating income increased from $788,000 in the third quarter of 1996 to $1,251,000 in the third quarter of 1997. Year-to-date operating income increased from $1,418,000 in 1996 to $2,970,000 in 1997. Operating income increased in the third quarter of 1997 primarily due to manufactured housing. This increase in operating income has been partially offset by poor profit performance from the Company's driver outsourcing subsidiary where profits for the quarter were down compared to 1996.

Year-to-date operating income increased due to the stronger performance from manufactured housing, plus the closing of the truckaway operation whose operating loss was over $650,000 during the first nine months of 1996. This increase in the Company's year-to-date operating income has been partially offset by the decline of operating income from the Company's driver outsourcing subsidiary.

The effective tax rate during the third quarter of 1997 was 36% compared to 27% during the third quarter of 1996. Year to date, the effective tax rate vwas 34% versus 19% during the first nine months of 1996. The lower tax rate in 1996 reflects the fact that the 1996 income before taxes had a higher portion of earnings generated by Interstate Indemnity, the Company's captive insurance company which has a lower tax rate.

Net income was $705,000 in the third quarter of 1997, or $0.27 per common share, compared to net income of $495,000, or $0.18 per common share, in the third quarter of 1996. Year-to-date net income of $1,672,000, or $0.63 per common share was up over 80% compared to 1996 nine months earnings of $921,000, or $0.34 per common share.

Shipments of manufactured housing tend to decline in the winter months in areas where poor weather conditions inhibit transport. This may reduce operating revenues in the first and fourth quarters of the year. Recreational vehicle movements are generally stronger in the spring when dealers build stock in anticipation of the summer vacation season and early fall when new vehicle models are introduced. The Company's operating revenues, therefore, are generally stronger in the second and third quarters of the year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $1.3 million as of December 31, 1996 to $1.0 million as of September 30, 1997, while debt levels increased $1.2 million. Cash was used during the first nine months primarily due to finance receivable growth of $5.0 million associated with strong third quarter revenues and an increase in days sales outstanding. Also, accrued liabilities decreased principally due to closing the truckaway operation. Further effects on cash included decreases in refundable deposits as the Company eliminated driveaway drivers, the acquisition of additional manufactured housing and driver outsourcing businesses, and treasury stock purchases. Partially offsetting these and other uses of cash was an increase in accounts payable and cash generated from the sale of the assets held for sale. As of September 30, 1997, the Company had $1,020,000 in cash. The Company, as of October 31, 1997, has $2,194,000 of unused credit under a revolving credit agreement. The Company expects that current cash flow from operations and revolving credit agreement will be adequate to fund the Company's existing operations for the foreseeable future.

FORWARD LOOKING DISCUSSION

The Company's operating performance improved during the first nine months of 1997. Operating margins should continue to improve in 1997 in comparison to 1996, as the Company should continue to receive the benefit of the closing of the truckaway operation. In addition, the Company has reduced accident frequency through the first nine months of the year. The acquisition of Transit which generated approximately $15.1 million of additional revenues during the first nine months, should more than offset the lost operating revenues from the sale of the truckaway operation for the remainder of 1997. The matters discussed in this paragraph and the adequacy of available capital resources are forward-looking statements that are subject to important factors that involve risk and uncertainties. Potential risks and uncertainties include, without limitation, continued competitive pressures in the market place, the effect of overall economic conditions, the cost of accident claims and the ability to recruit qualified drivers to service the business. These factors may cause actual results to differ materially from what the Company has projected.

PART II - OTHER INFORMATION

Item 5  - Other Events

          On October 31, 1997, Richard B. DeBoer resigned as Chief Financial Officer of the Company to pursue other interests.

          Dennis R. Duerksen has been employed as Chief Accounting Officer and will be appointed Chief Financial Officer at the next regularly scheduled meeting of the Board of Directors in December, 1997.

Item 6 -  Exhibits and Reports on Form 8-K

                  (a) The following exhibits are included herein:

                      Exhibit 10.1 First Amendment to The Morgan Group, Inc. Incentive Stock Plan

                      Exhibit 27    Financial Data Schedule


                  (b) Reports on Form 8-K:

                      No reports on Form 8-K were filed during the quarter for which the report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE MORGAN GROUP, INC.


                                        By: /s/ Terence L. Russell
                                            ------------------------------
                                            Terence L. Russell
                                            Vice President



                                        By:  /s/ Dennis R. Duerksen
                                            ------------------------------
                                              Dennis R. Duerksen
                                              Chief Accounting Officer




Date:    November 14, 1997