Form 10-K
period 1997-12-31
MORGAN GROUP INC
filed 1998-03-31
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997



                             THE MORGAN GROUP, INC.
                              2746 Old U.S. 20 West
                             Elkhart, Indiana 46514
                                 (219) 295-2200
                         Commission File Number 1-13586


        Delaware                                       22-2902315
(State of Incorporation)                 (I.R.S. Employer Identification Number)



           Securities Registered Pursuant to Section 12(b) of the Act:

                             American Stock Exchange
                     Class A Common Stock, without par value

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                  YES X                   NO  ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 25, 1998 was $9,834,999. The number of shares of the Registrant's Class A Common Stock $.015 par value and Class B Common Stock $.015 par value, outstanding as of March 25 1998, was 1,434,810 shares, and 1,200,000 shares, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated into Part III of this report.

                         Exhibit Index on Pages ________
                                 Page 1 of Pages

                                     Part I

                                Item 1. BUSINESS

                                    Overview

         The Morgan Group, Inc. ("the Company") is the nation's largest publicly owned service company in managing the delivery of manufactured homes, trucks, specialized vehicles, and trailers in the United States, and through its wholly owned subsidiary, Morgan Drive Away, Inc. ("Morgan") has been operating since 1936. The Company provides outsourcing transportation services through a national network of approximately 1,560 independent owner operators and approximately 1,350 other drivers. The Company dispatches its drivers from 123 locations in 35 states. The Company's largest customers include Fleetwood Enterprises, Inc., Oakwood Homes Corporation, Champion Enterprises, Inc., Winnebago Industries, Inc., Clayton Homes, Inc., Cavalier Homes, Inc., Schult Homes Corporation, Four Seasons Housing, Inc., Palm Harbor Homes, Inc., and United Parcel Service. The Company's services also include providing certain insurance and financing services to its owner operators.

         As further described below, the Company's strategy is to grow through expansion in the niche businesses already being serviced with heavy emphasis on outsourcing, along with pursuing acquisitions of niche transportation carriers who are servicing their customer base with unique service and/or equipment. In addition, the Company will look to expand insurance product offerings to drivers through its subsidiary Interstate Indemnity Company ("Interstate") and to broaden its financing activities through Morgan Finance, Inc. ("Finance").

         Morgan, the Company's principal subsidiary, was founded in 1936 in Elkhart, Indiana and incorporated in 1942. The Morgan Group, Inc. is a Delaware corporation formed by Lynch Corporation to acquire Morgan and Interstate. In 1994, the Company formed Finance for the purpose of offering financing to owner operators. In 1995, the Company acquired the assets of Transfer Drivers, Inc. ("TDI"), a Northern Indiana-based outsourcing company. TDI is a market leader in the fragmented truck delivery business focusing on relocation of consumer and commercial vehicles for customers, including United Parcel Service, Ryder System, Inc., Automotive Rentals, Inc., Budget One-Way Rental, and Grumman Corp.

         In December 1996, the Company acquired the assets of Transit Homes of America, Inc. ("Transit"), a national outsourcing company located in Boise, Idaho. Transit, with 1997 operating revenues of $21.2 million, provides outsourcing transportation services to Fleetwood Enterprises, Inc., Champion Enterprises, Inc., Palm Harbor, and Cavalier Homes, Inc.

         The Company decided in the fourth quarter of 1996 to discontinue the "truckaway" operation of the Specialized Transport Group. Truckaway was a line of business that transported van conversions, tent campers, and other automotive products on company-owned equipment. The Company, in the fourth quarter of 1996, recorded a special charge of $2,675,000 ($1,605,000 after tax) comprised principally of the anticipated loss on the sale of the company-owned equipment, projected losses through April 30, 1997, and write-downs of accounts receivable and other assets. The equipment was principally sold by May 1997.

         The Company's principal office is located at 2746 Old U.S. 20 West, Elkhart, Indiana 46514; the telephone number is (219) 295-2200.

Industry Information

Manufactured Housing.

         The largest portion of the Company's operating revenues are derived from transportation of manufactured housing, primarily new manufactured homes. Unit shipments by the manufactured housing industry (considering double-wide homes as two shipments) in the U.S. increased by approximately 6% to 558,000 in 1997 from 553,000 in 1996, after 9% and 12% increases in 1996 and 1995, respectively, according to data from the Manufactured Housing Institute ("MHI"). A manufactured home is an affordable housing alternative. The Company believes the manufactured housing industry production should continue to grow along with the general economy, especially while employment statistics and consumer confidence remain strong. The Company believes that the principal economic consideration of the typical manufactured home buyer is the monthly payment required to purchase a manufactured home and that purchasers are generally less affected by incremental increases in interest rates than those purchasers of site built homes. There is no assurance, however, that manufactured housing production will continue to increase.

Recreational Vehicles.

         Recreational Vehicles (defined as travel trailers, motor homes, tent campers, truck and van conversions) ("RV's") declined 4% in 1997 to 363,000 from 376,000 shipments in 1996 after declines of 1% in 1996, and 11% in 1995. This data is obtained from the Recreational Vehicle Industry Association ("RVIA"). RV's are discretionary purchases, sales of which are cyclical. Consumer interest rates remain relatively low which make RV's easier for purchasers to finance. There is no assurance, however, that the current economic environment will continue to support RV production.

Company Services

         Based on industry shipment data available from the MHI and RVIA, and the Company's knowledge of the industry and its principal competitors, the Company is the largest publicly owned transporter of manufactured homes and provider of outsourcing services to the motor home and commercial vehicle markets in the United States. In addition to new manufactured housing and motor homes, the Company transports used manufactured homes, commercial vehicles, rental trucks, office trailers, new and used semi-trailers and other miscellaneous commodities. The Company provides its specialized transportation services as follows:

               Manufactured   Housing  Group.  The  Manufactured  Housing  Group
              ("Manufactured Housing"), which includes Transit Homes acquired in 1996, provides specialized transportation to companies which produce new manufactured homes, modular homes, and office trailers. In addition, Manufactured Housing transports used manufactured homes and offices for individuals, businesses, and the U.S. Government. Manufactured Housing ships products through approximately 1,250 independent owner operators who drive specially modified semi-tractors, referred to as "toters," used in manufactured housing transportation to reduce combined vehicle length. Makers of manufactured housing generally ship their products no more than a few hundred miles from their production facilities. Therefore, to serve the regional structure of this industry, the Company positions its dispatch offices close to the production facilities it is serving. Approximately 19 of the Company's dispatch offices are located in such a manner to serve the needs of a single manufactured housing producer. Most manufactured housing units, when transported by a toter require a special permit prescribing the time and manner of transport for over-dimensional loads. See "Business-Regulation." The Company obtains for its owner operators the permits required for each shipment from each state through which the shipment will pass. In 1997, Manufactured Housing delivered approximately 179,000 units.

               Driver   Outsourcing   Group.   The  Driver   Outsourcing   Group
              ("Outsourcing"), which includes TDI acquired in May 1995, engages the services of approximately 1,350 drivers which are outsourced to customers to drive commercial and recreational vehicles. In 1997, Outsourcing delivered approximately 46,000 units through the use of these drivers.

               Specialized  Transport Group. In 1997, the Specialized  Transport
              Group ("Specialized Transport") moved a variety of specialized vehicles, including semi-trailers, military vehicles, travel trailers and other commodities by utilizing specialized equipment. A decision was made in 1996 to discontinue the truckaway sector of Specialized Transport, which moved van conversions, automobiles, and tent campers by utilizing company-owned trailers. In 1997, Specialized Transport delivered approximately 34,000 units.

               Other Services.  Other services  provided include permit ordering services principally for manufactured housing customers and, to a lessor degree, installation services related to the set up of manufactured homes. The Company also currently provides physical damage insurance to the owners of equipment under lease to the Company through a captive insurance subsidiary. In addition, the Company provides financing and certain guarantees of equipment loans through its finance subsidiary.

Selected Operating Information

         The following tables set forth operating information with respect to the aforementioned Company services for each of the five years ended December 31, 1997.

                                                               Years Ended December 31,
                                                    1993         1994        1995         1996         1997
                                                    ----         ----        ----         ----         ----
Manufactured Housing Group:
Shipments                                         95,184      121,604     135,750      144,601      178,533
Operating revenues (in thousands)                $39,930      $53,520     $63,353      $72,616      $93,092

Driver Outsourcing:
Shipments                                         30,978       32,060      49,885       58,368       45,857
Operating revenues (in thousands)                $13,416      $15,197     $19,842      $23,090      $20,163

Specialized Transport:
Shipments                                         38,618       41,934      44,406       41,255       34,457
Operating revenues (in thousands)                $25,835      $28,246     $29,494      $26,169      $19,173

Other service revenues                            $3,612       $4,917      $9,614      $10,333      $13,726
                                                  ------       ------      ------      -------      -------
Total operating revenues (in thousands)          $82,793     $101,880    $122,303     $132,208     $146,154
                                                 =======     ========    ========     ========     ========

Industry Participation. The following tables set forth participation in the two principal markets the Company operates in where industry information is available:

Manufactured Homes                               1993          1994         1995          1996         1997
                                                 ----          ----         ----          ----         ----
Industry production (1)                       374,126       451,646      505,819       553,133      558,435
Shipments                                      76,188        98,181      114,890       121,136      154,389
Shares of units shipped                         20.4%         21.7%        22.7%         21.9%        27.6%

Recreational Vehicles
Industry production (2)                       406,300       426,100      380,300       376,400      362,700
Units moved (3)                                71,792        67,502       64,303        57,703       39,102
Shares of units shipped (3)                     17.7%         15.8%        16.9%         15.3%        10.8%

(1)      Based  on  reports  of  Manufactured   Housing  Institute  ("MHI").  To
         calculate shares of homes shipped, the company assumes two unit shipments for each multi-section home.

(2) Based on reports of Recreational Vehicle Industry Association ("RVIA"), excluding van campers, truck campers, pick-up truck conversions, and sport utility vehicle conversion. RVIA began reporting truck and sport utility vehicle conversions in their industry shipment data in 1994.

(3) Shares of units shipped calculation includes travel trailers, two types of motor homes, van conversions, and tent campers and truck conversions in 1994 - 1997. The Company's shares of units shipped are based on units moved compared to industry production rather than shipments because certain RV shipments include more than one unit per shipment.

Growth Strategy

         The Company's strategy is to focus on the profitable core transportation services (Manufactured Housing and Outsourcing) so that operating revenues and profitability can grow in its area of dominant market position. The Company will also look for opportunities to capitalize and/or grow its market in manufactured housing and outsourcing through acquisitions if suitable opportunities arise. To enhance its profitability, the Company is continuing the process of reconstructing its organization to reduce centralized overhead and redundant field expense.

         Manufactured Housing Growth. The Company believes it can take better advantage of its position in the manufactured housing industry and its relationship with manufacturers, retailers, and independent owner operators, by expanding the service it offers within its specialized business. The Company proposes to pursue opportunities to offer new services, which may include financial, insurance, and to a lessor degree, manufactured housing set up services. The Company will also consider acquisition opportunities. The Company may also pursue the purchase of certain manufacturers' private transport fleets. In such a case, the Company would typically purchase the customer's tractors, sell the equipment to interested drivers, and then engage these drivers as independent owner operators.

         Outsourcing. The Company believes it can capitalize on the growing trend in the outsourcing of specialized vehicle transportation and delivery by manufacturers. It is estimated that approximately 750,000 vehicles are delivered each year through driveaway services, a delivery market estimated at $500 million or more. The number of vehicles to be outsourced is expected to increase substantially as companies calculate the cost benefits of not maintaining their own driver corps, paying salaries and benefits, running dispatch points, and maintaining an equipment base. Unlike companies with drivers on their payroll, Morgan's drivers are paid only when deliveries are made. Morgan's growth strategy within this market is to expand its market position in this highly fragmented delivery transportation market. The future growth rate of the Company's outsourcing business is dependent upon continuing to add major vehicle customers and expanding the Company's driver force.

         Reconstruct for Margin Improvement. In the fourth quarter of 1996, the Company made a decision to exit the Truckaway operation which transported van conversions, tent campers, and other automotive products utilizing company-owned equipment. This decision was in line with the Company's growth strategy to focus on profitable operations where the Company has a market position. The Company is continuing the process of reconstructing its organization to reduce centralized overhead and redundant field expense. It will continue to scrutinize every facet of operations as the Company searches for ways to run the business with greater efficiency, both to enhance management processes and customer relationships, and to reduce or eliminate costs wherever possible.

         Acquisitions. The Company is considering acquisition opportunities within the manufactured housing and outsourcing lines of business. Thus, the Company may consider acquiring regional or national firms which service the manufactured housing and/or the outsourcing industry. The Company is continuously reviewing potential acquisitions and is engaged in negotiations from time to time. There can be no assurance that any future acquisitions will be effected, or, if effected, can be successfully integrated with the Company's business.

         Expansion of Related Services. The Company believes it can take better advantage of its position in the manufactured housing and motor home industries, and its relationships with manufacturers, retailers, and independent owner operators, by expanding the services it offers within its specialized business. The Company proposes to pursue opportunities to offer new financial, insurance or other services.

         The Company is currently offering financing opportunities to selected existing and new owner operators, through Morgan Finance, a financial subsidiary created in 1994 to support these activities. In 1995, Morgan formed an alliance with a financial institution which is providing financing to Morgan owner operators for tractor purchases. These equipment financing programs are expected to solidify the Company's relationships with independent owner operators, increase its fleet, and further expand the Company's transportation capacity. The Company also offers insurance services to independent owner operators.

         The Company may begin offering new insurance products as a managing general agent. The Company's insurance subsidiary may determine to accept a limited portion of the underwriting risk, retaining an appropriate proportion of the premiums.

         The Company will carefully consider the feasibility of these and similar opportunities over the next year. If the Company is successful in offering new services such as these, it expects to enhance and diversify its operating revenues and may reduce its vulnerability to broad production cycles in the industries it serves. The Company cannot give any assurance that new services, if any, will be profitable and such new services may result in operating losses.

Forward-Looking Discussion

         In 1998, the Company could benefit from better pricing, reduction of overhead through corporate restructuring, elimination of redundant field expense, and improvement of its safety record. Business expansion, including possible acquisitions, could augment operating revenue gains. While the Company remains optimistic over the long term, near term results could be affected by a number of internal and external economic conditions.

         This report contains a number of forward-looking statements, including those contained in the preceding paragraph and the discussion of growth strategy above. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated sales, costs, expenses, earnings and matters affecting its condition and operations. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the following:

               Dependence on Manufactured Housing. Shipments of manufactured housing have historically accounted for a substantial majority of the Company's operating revenues. Therefore, the Company's prospects are substantially dependent upon this industry which is subject to broad production cycles. Shipments by the manufactured housing industry could decline in the future relative to historical levels which could have adverse impact on the Company's operating revenues.

               Costs of Accident Claims and Insurance. Traffic accidents occur in the ordinary course of the Company's business. Claims arising from such accidents can be significant. Although the Company maintains liability and cargo insurance, the number and severity of the accidents involving the Company's owner operators and drivers can have significant adverse effect on the profitability of the Company through premium increases and amounts of loss retained by the Company below deductible limits or above its total coverage. There can be no assurance that the Company can continue to maintain its present insurance coverage on acceptable terms nor that the cost of such coverage will not increase significantly.

               Customer Contracts and Concentration. Historically, a majority of the Company's operating revenues have been derived under contracts with customers. Such contracts generally have one, two, or three year terms. There is no assurance that customers will agree to renew their contracts on acceptable terms or on terms as favorable as these currently in force. The Company's top ten customers have historically accounted for a majority of the Company's operating revenues. The loss of one or more of these significant customers could adversely affect the Company's results of operations.

               Competition for Qualified Drivers. Recruitment and retention of qualified drivers and owner operators is highly competitive. The Company's contracts with owner operators are terminable by either party on ten days' notice. There is no assurance that the Company's drivers will continue to maintain their contracts in force or that the Company will be able to recruit a sufficient number of new drivers on terms similar to those presently in force. The Company may not be able to engage a sufficient number of new drivers to meet customer shipment demands from time to time, resulting in loss of operating revenues that might otherwise be available to the Company.

               Independent  Contractors,  Labor Matters.  From time to time, tax authorities have sought to assert that independent contractors in the transportation service industry are employees, rather than independent contractors. Under existing interpretations of federal and state tax laws, the Company maintains that its independent contractors are not employees. There can be no assurance that tax authorities will not challenge this position, or that such tax laws or interpretations thereof will not change. If the independent contractors were determined to be employees, such determination could materially increase the Company's tax and workers' compensation exposure.

               Risks of  Acquisitions.  The Company has sought and will continue to seek favorable acquisition opportunities. Its strategic plans may also include the initiation of new services or products, either directly or through acquisition, within its existing business lines or which complement its business. There is no assurance that the Company will be able to identify favorable acquisition opportunities in the future. There is no assurance that the Company's future acquisitions will be successfully integrated into its operations or that they will prove to be profitable for the Company. Similarly, there is no assurance that any new products or services, individually or in the aggregate, could materially change the Company's results of operations, financial condition and capital requirements. Such changes could have a material adverse effect on the Company.

               Seasonality  and  General  Economic  Conditions.   The  Company's
              operations have historically been seasonal, with generally higher operating revenues generated in the second and third quarters than in the first and fourth quarters. A smaller percentage of the Company's operating revenues are generated in the winter months in areas where weather conditions limit highway use. The seasonality of the Company's business may cause a significant variation in its quarterly operating results. Additionally, the Company's operations are affected by fluctuations in interest rates and the availability of credit to purchasers of manufactured homes and motor homes, general economic conditions, and the availability and price of motor fuels.

Customers and Marketing

         The Company's customers requiring transportation of new manufactured homes, motor homes, commercial vehicles, and specialized vehicles are located in various parts of the United States. The Company's largest manufactured housing customers include Fleetwood Enterprises, Inc., Oakwood Homes Corporation, Champion Enterprises, Inc., Clayton Homes, Inc., Cavalier Homes, Inc., Schult Homes Corporation, Four Seasons Housing, Inc., and Palm Harbor. The Company's largest outsourcing customers include Winnebago Industries, Inc., United Parcel Service, Ryder System, Inc., Automotive Rentals, Inc., and Fleetwood Enterprises, Inc. Specialized Transport customers include Utility Trailer Mfg. Co., United Parcel Service, Thor Industries, Inc., Great Dane, and Xtra Lease, Inc. While most manufacturers rely solely on carriers such as the Company, other manufacturers operate their own equipment and may employ outside carriers on a limited basis.

         A substantial portion of the Company's operating revenues are generated under one, two, or three year contracts with producers of manufactured homes, motor homes, and other products. In these contracts, the manufacturers agree that a specific percentage (up to 100%) of their transportation service requirements from a particular location will be performed by the Company on the basis of a prescribed rate schedule, subject to certain adjustments to accommodate increases in the Company's transportation costs. Operating revenues generated under customer contracts in 1995, 1996, and 1997 were 58%, 62%, 68% of total operating revenues, respectively.

         The Company's ten largest customers all have been served for at least three years and accounted for approximately 59%, 59%, and 66% of its operating revenues in 1995, 1996, and 1997, respectively. Operating revenues under contract with Fleetwood Enterprises, Inc. ("Fleetwood"), accounted for 24%, 20%, and 21% of operating revenues in 1995, 1996, and 1997, respectively. Operating revenues with Oakwood Homes Corporation ("Oakwood") accounted for 9%, 11%, and 16% of operating revenues in 1995, 1996, and 1997, respectively. The Fleetwood motor home contracts are re-negotiated on a regional basis when they expire and the Fleetwood and Oakwood manufactured housing contracts are continuous until canceled. The Company has been servicing Oakwood for nine years and Fleetwood for over 25 years.

         The Company markets and sells its services through 13 regional offices and 123 locations in 35 states, concentrated where manufactured housing and motor home production facilities are located. Marketing support personnel are located both at the Company's Elkhart, Indiana headquarters and at regional offices. Dispatch offices are supervised by regional offices.

         The Company has 26 dispatch offices devoted primarily to a single customer facility. This allows the dispatching agent and local personnel to focus on the needs of each individual customer while remaining supported by the Company's nationwide operating structure. Sales personnel at regional offices and at the corporate headquarters meet periodically with manufacturers to review production schedules, requirements and maintain contact with customers' shipping personnel. Senior management maintains personal contact with corporate officers of the Company's largest customers. Regional and terminal personnel also develop relationships with manufactured home park owners, retailers, military installation officials and others to promote the Company's shipments of used manufactured homes. The Company also participates in industry trade shows throughout the country and advertises in trade magazines, newspapers, and telephone directories.

Independent Owner Operators

         The shipment of product by both Manufactured Housing and Specialized Transport is conducted by contracting for the use of the equipment of independent owner operators.

         Owner operators are independent contractors who own toters, tractors or pick-up trucks which they contract to, and operate for, the Company on a long-term basis. Independent owner operators are not generally approved to transport commodities on their own in interstate or intrastate commerce. The Company, however, possesses such approvals and/or authorities (see
"Business-Regulation"), and provides marketing, insurance, communication, administrative, and other support required for such transportation.

         The Company attracts owner operators mainly through driver recruiters, trade magazines, referrals, and truck stop brochures. The Company has in the past been able to attract new owner operators primarily because of its competitive compensation structure, its ability to provide loads and its reputation in the industry. Recruitment and retention of qualified drivers is highly competitive and there can be no assurance that the Company will be able to attract a sufficient number of qualified owner operators in the future.

         The contract between the Company and each owner operator can be canceled upon ten day's notice by either party. The average length of service of the Company's current owner operators is approximately 2.5 years, compared to
3.2 years in 1996. At December 31, 1997, 1,560 owner operators were under contract to the Company, including 1,250 operating toters, 132 operating semi-tractors, and 178 operating pick-up trucks.

         In Manufactured Housing, independent owner operators utilizing toter equipment tend to exclusively transport manufactured housing, modular structures, or office trailers. Once modified from a semi-tractor, a toter has limited applications for hauling general freight. Toter drivers are, therefore, unlikely to be engaged by transport firms that do not specialize in manufactured housing. This gives the Company an advantage in retaining toter independent owner operators. The average tenure with the Company of its toter independent owner operators is 2.8 years, compared to 3.3 years in 1996. The change in tenure is due in part to the addition of drivers from the Transit Acquisition.

         In Specialized Transport, Morgan is competing with national carriers for the recruitment and retention of independent owner operators who own tractors. The average length of service of the Company's tractor owner operators is approximately 1.8 years, compared to 2.7 years in 1996. The average length of service among the Pickup owner operators is 2.9 years, compared to 3.0 years in 1996.

         The change in the tenure of owner operators is due, in part, to the discontinuance of the truckaway operation and was offset by the effective recruiting efforts by the Company.

         Independent owner operators are generally compensated for each trip on a per mile basis. Owner operators are responsible for operating expenses, including fuel, maintenance, lodging, meals, and certain insurance coverages. The Company provides required permits, cargo and liability insurance (coverage while transporting goods for the Company), and communications, sales and administrative services. Independent owner operators, except for owners of certain pick-up trucks, are required to possess a commercial drivers license and to meet and maintain compliance with requirements of the U.S. Department of Transportation and standards established by the Company.

         From time to time, tax authorities have sought to assert that independent owner operators in the trucking industry are employees, rather than independent contractors. No such tax claims have been successfully made with respect to owner operators of the Company. Under existing industry practice and interpretations of federal and state tax laws, as well as the Company's current method of operation, the Company believes that its owner operators are not employees. Whether an owner operator is an independent contractor or employee is, however, generally a fact-sensitive determination and the laws and their interpretations can vary from state to state. There can be no assurance that tax authorities will not successfully challenge this position, or that such tax laws or interpretations thereof will not change. If the owner operators were determined to be employees, such determination could materially increase the Company's employment tax and workers' compensation exposure.

Outsourcing

         The Company utilizes both independent contractors and employees in its outsourcing operations. The Company outsources its over 1,350 drivers on a trip-by-trip basis for delivery to retailers and rental truck agencies, commercial and recreational vehicles such as motor homes, buses, tractors, rental trucks, and commercial vans. These individuals are recruited through driver recruiters, trade magazines, brochures, and referrals. Prospective drivers are required to possess at least a chauffeur's license and are encouraged to obtain a commercial driver's license. They must also meet and maintain compliance with requirements of the U.S. Department of Transportation and standards established by the Company. Outsourcing drivers are utilized as needed, depending on the Company's transportation volume and driver availability. Outsourcing drivers are paid on a per mile basis. The driver is responsible for most operating expenses, including fuel, return travel, lodging, and meals. The Company provides licenses, cargo and liability insurance, communications, sales, and administrative services.

Agents and Employees

         The Company has 140 terminal managers and assistant terminal managers who are involved directly with the management of equipment and drivers. Of these 140 staff, approximately 120 are full-time employees and the remainder are independent contractors who earn commissions. The terminal personnel are responsible for the Company's terminal operations including safety, customer relations, equipment assignment, invoicing, and other matters. Because terminal personnel develop close relationships with the Company's customers and drivers, from time to time the Company has suffered a terminal personnel defection, following which the former staff has sought to exploit such relationships in competition with the Company. The Company does not expect that future defections, if any, would have a material affect on its operations. In addition to the 140 terminal personnel, the Company employs approximately 232 full-time employees. The Company also has 17 employee drivers in Manufactured housing and six in Outsourcing.

Seasonality

         Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Motor home and travel trailer movements are generally stronger in the spring, when dealers build stock in anticipation of the summer vacation season, and late summer and early fall when new vehicle models are introduced. The Company's operating revenues, therefore, tend to be stronger in the second and third quarters.

Risk Management, Safety and Insurance

         The risk of substantial losses arising from traffic accidents is inherent in any transportation business. The Company carries insurance to cover such losses up to $25 million per occurrence with a deductible of up to $250,000 per occurrence for personal injury and property damage. The Company carries cargo insurance of $1 million per occurrence with a $250,000 deductible. The frequency and severity of claims under the Company's liability insurance affects the cost and potentially the availability of such insurance. If the Company is required to pay substantially greater insurance premiums, or incurs substantial losses above $25 million or below its $250,000 deductibles, its results could be materially adversely affected. The Company does have an "aggregate stop loss" insurance policy for the period July 1, 1997 through June 30, 1998 whereby personal injury, property damage, and worker's compensation losses below its $250,000 deductible cannot exceed $4.3 million (could be adjusted up dependent on operating revenues). The Company has been approved for self-insurance authority of up to $1 million. There are no immediate plans to institute this self-insurance. The granting of self-insurance would provide the Company alternatives if insurance pricing levels do not meet the Company's expectations. There can be no assurance that the Company can continue to maintain its present insurance coverage on acceptable terms.

         The following table sets forth information with respect to bodily injury and property damage and cargo claims reserves for the years ended December 31, 1995, 1996, and 1997, respectively.

                    Bodily Injury/Property Damage and Cargo
                             Claims Reserve History
                            Years Ended December 31,
                                 (in thousands)

                               1995               1996                1997
                             -------            -------             -------
Beginning Reserve Balance    $3,326             $3,623              $4,564
Provision for Claims          4,849              6,080               6,591
Payments, net                (4,552)            (5,139)             (5,938)
                             -------            -------             -------
Ending Reserve Balance       $3,623             $4,564              $5,217
                             ======             ======              ======

         The Company has implemented and is enhancing driver screening and training procedures to promote safe driver practices and enhance compliance with Department of Transportation regulations. The Company's driver recognition programs emphasize safety and provide for equipment maintenance, helping to enhance the Company's overall safety record. In 1997, over 1,340 drivers were honored and obtained recognition for accident free driving. In addition to periodic recognition for safe operations and regulatory compliance, the Company has implemented several award programs associated with particular customers. These programs are intended to provide incentives for drivers to drive safely, perform well and maintain their equipment. One such program provides certain toter drivers with a credit for miles traveled while meeting standards for safety and professional performance. The owner operator is entitled to use the amount credited to obtain reimbursement from the Company for equipment purchases, maintenance, or upgrade expenses. (This program paid out $213,000 in 1997 to owner operators). The Company has a Senior Vice President of Risk Management and Safety, Director of Compliance and Legalization, four Safety Directors, and a Driver Trainer dedicated to assist the operating groups in training and highway safety. The Company has incentives for dispatchers based upon accident free miles. In 1997, over $77,000 was paid out under this program and it is expected that over $80,000 will be paid in 1998 for 1997 performance.

         Interstate, a wholly-owned insurance subsidiary of the Company, makes available physical damage insurance coverage for the Company's owner operators. Interstate also writes performance surety bonds for Morgan. The Company may also utilize its wholly-owned insurance subsidiary to secure business insurance for Morgan through re-insurance contracts.

         Interstate may begin offering new insurance products as a managing general agent. Interstate may determine to accept a limited portion of the underwriting risk, retaining an appropriate proportion of the premiums.

Competition

         All of the Company's activities are highly competitive. In addition to fleets operated by manufacturers, the Company competes with large national carriers and numerous small regional or local carriers. The Company's principal competitors in the Manufactured Housing and Outsourcing marketplaces are privately owned. In the specialized transport market, the Company competes with large national interstate carriers, many of whom have substantially greater resources than the Company. No assurance can be given that the Company will be able to maintain its competitive position in the future.

         Competition among carriers is based on the rate charged for services, quality of service, financial strength, and insurance coverage. The availability of tractor equipment and the possession of appropriate registration approvals permitting shipments between points required by the customer may also be influential.

Regulation

         The Company's interstate operations (Morgan and TDI) are subject to regulation by the Federal Highway Administration ("FHWA") which is an agency of the United States Department of Transportation ("D.O.T."). Effective August 26, 1994, essentially all motor common carriers were no longer required to file individually determined rates, classifications, rules or practices with the former Interstate Commerce Commission. Effective January 1, 1995, the economic regulation of certain intrastate operations by various state agencies was preempted by federal law. The states will continue to have jurisdiction primarily to insure that carriers providing intrastate transportation services maintain required insurance coverage, comply with all applicable safety regulations, and conform to regulations governing size and weight of shipments on state highways. Most states have adopted D.O.T. safety regulations and actively enforce them in conjunction with D.O.T. personnel.

         Carriers normally are required to obtain approval and/or authority from the FHWA as well as various state agencies. Morgan is approved and/or holds authority to provide transportation services from, to, and between all points in the continental United States.

         The Company provides services to certain specific customers under contract and non-contract services to the shipping public pursuant to governing rates and charges maintained at its corporate and various dispatching offices. Transportation services provided pursuant to a written contract are designed to meet a customer's specific shipping needs or by dedicating equipment exclusively to a given customer for the movement of a series of shipments during a specified period of time.

         Federal regulations govern not only operating authority and registration, but also such matters as the content of agreements with owner operators, required procedures for processing of cargo loss and damage claims, and financial reporting. The Company believes that it is in substantial compliance with all material regulations applicable to its operations.

         The D.O.T. regulates safety matters with respect to the interstate operations of the Company. Among other things, the D.O.T. regulates commercial driver qualifications and licensing; sets minimum levels of carrier liability and cargo insurance; requires carriers to enforce limitations on drivers' hours of service; prescribes parts, accessories and maintenance procedures for safe operation of commercial/motor vehicles; establishes noise emission and employee health and safety standards for commercial motor vehicle operators; and utilizes audits, roadside inspections and other enforcement procedures to monitor compliance with all such regulations. The D.O.T. has established regulations which mandate random, periodic, pre-employment, post-accident and reasonable cause drug testing for commercial drivers. The D.O.T. has also established similar regulations for alcohol testing. The Company believes that it is in substantial compliance with all material D.O.T. requirements applicable to its operations.

         In Canada, provincial agencies grant both intraprovincial and extraprovincial authority; the latter permits transborder operations to and from the United States. The Company has obtained from Canadian provincial agencies all required extraprovincial authority to provide transborder transportation of manufactured homes and motor homes throughout most of Canada.

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

         Interstate, the Company's insurance subsidiary, is a captive insurance company incorporated under Vermont law. It is required to report annually to the Vermont Department of Banking Insurance & Securities and must submit to an examination by this Department on a triennial basis. Vermont regulations require Interstate to be audited annually and to have its loss reserves certified by an approved actuary. The Company believes Interstate is in substantial compliance with Vermont insurance regulations.

         Finance, the Company's finance subsidiary, is incorporated under Indiana law. Finance is subject to Indiana's Equal Credit Opportunity Laws and other state and federal laws relating generally to fair financing practices.

Item 2.  PROPERTIES

         The Company owns approximately 24 acres of land with improvements in Elkhart, Indiana. The improvements include a 23,000 square foot office building housing the Company's principal office and Manufactured Housing; a 7,000 square foot building housing Outsourcing; a 9,000 square foot building used for the Company's safety and driver service departments; and an 8,000 square foot building partially used for driver training and licensing. Most of the Company's 13 regional and 123 locations are situated on leased property. The Company also owns and leases property for parking and storage of equipment at various locations throughout the United States, usually in proximity to manufacturers of products moved by the Company. The property leases have term commitments of a minimum of thirty days and a maximum of five years, at monthly rentals ranging from $100 to $11,048. The Elkhart facility is currently mortgaged to one of the Company's lenders. The following table summarizes the Company's owned real property.

Property Location            Property Description     Approximate Acreage
-----------------            --------------------     -------------------
Elkhart, Indiana             Corporate and region              24
Wakarusa, Indiana            Terminal and storage              4
Middlebury, Indiana          Terminal and storage              13
Mocksville, North Carolina   Terminal and storage              8
Edgerton, Ohio               Terminal and storage              2
Woodburn, Oregon             Storage                           4
Woodburn, Oregon             Region and storage                1
Fort Worth, Texas            Region and storage                6
Ocala, Florida               Terminal and storage              4
Montevideo, Minnesota        Terminal and storage              3

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded on the American Stock Exchange under the symbol MG. As of March 25, 1998, the approximate number of shareholders of record of the Company's Class A Common Stock was 161. This figure does not include shareholders with shares held under beneficial ownership in nominee name or within clearinghouse position of brokerage firms and banks. The Class B Common Stock is held of record by Lynch Corporation.

Market Price of Class A Common Stock:

                                             1997                                          1996
Quarter Ended                    High                    Low                    High                    Low
March 31                        $ 8.38                  $7.00                  $9.38                   $7.56
June 30                          10.25                   8.25                   9.75                    8.00
September 30                     10.25                   8.38                   9.19                    7.25
December 31                      10.38                   8.88                   7.75                    7.13


Dividends Declared:

                                           Class A                                        Class B
                                        Cash Dividends                                Cash Dividends
Quarter Ended                    1997                   1996                    1997                   1996
March 31                          $.02                   $.02                   $.01                    $.01
June 30                            .02                    .02                    .01                     .01
September 30                       .02                    .02                    .01                     .01
December 31                        .02                    .02                    .01                     .01

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

THE MORGAN GROUP, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS

(Dollars in thousands, except per share amounts)



                                                         1997            1996           1995            1994              1993
Operations
       Operating Revenues                           $  146,154       $ 132,208      $ 122,303       $ 101,880         $  82,793
       Operating Income (Loss)(1)                        1,015          (3,263)         3,371           3,435             2,267
       Pre-tax Income (Loss)                               296          (3,615)         3,284           3,367             1,714
       Net Income (Loss) before
            Extraordinary Item                             196          (2,070)         2,269           2,212             1,595
       Net Income (Loss)                                   196          (2,070)         2,269           2,212             1,595

Per Share
       Basic Net Income (Loss)
              Class A Common Stock                  $     0.09       $   (0.76)     $    0.81       $    0.79         $    0.75
              Class B Common Stock                        0.05           (0.80)          0.77            0.75              0.72
       Diluted Net Income (Loss)
              Class A Common Stock                        0.09           (0.76)          0.79            0.76              0.70
              Class B Common Stock                        0.05           (0.80)          0.77            0.72              0.68
       Cash Dividends Declared
              Class A Common Stock                        0.08            0.08           0.08            0.08              0.02
              Class B Common Stock                        0.04            0.04           0.04            0.04              0.01

Financial Position
       Total Assets                                 $   32,746       $  33,066      $  30,795       $  28,978         $  24,399
       Working Capital                                   2,129           1,635          8,293          11,045             9,600
       Long-term Debt                                    2,513           4,206          3,275           1,925             2,347
       Redeemable Preferred Stock                           --              --             --           3,104             3,089
       Common Shareholders' Equity                      12,724          13,104         15,578          12,980            11,170
       Common Shares Outstanding at Year End
              Class A Common Stock                   1,437,910       1,485,520      1,449,554       1,366,665         1,366,665
              Class B Common Stock                   1,200,000       1,200,000      1,200,000       1,200,000         1,200,000
       Weighted Average Shares Outstanding:
              Class A Common Stock
                       Basic                         1,456,690       1,484,242      1,382,548       1,366,665           680,730
                       Diluted                       1,463,184       1,486,272      1,422,445       1,447,179           834,816

              Class B Common Stock
                       Basic and Diluted             1,200,000       1,200,000      1,200,000       1,200,000         1,200,000

Other Information
Company Unit Moves
       New Manufactured Homes                          154,389         121,136        114,821          98,181            76,188
       Driver Outsourcing                               45,857          58,368         49,885          32,060            30,978
--------------

(1) Operating Income (Loss) in 1997 and 1996 is after special charges of $624,000 and $3,500,000, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 1997 Compared to 1996

         Operating results for the year ended December 31, 1997, compared to 1996 were significantly impacted by the acquisition of Transit Homes of America ("Transit") in December of 1996 and the discontinuance of the Truckaway operation in May of 1997. Transit is a provider of outsourcing services primarily to the Manufactured housing and Specialized transport industries.

         Operating revenues increased 11% from $132.2 million in 1996 to $146.2 million in 1997. Transit contributed $21.2 million of the 1997 operating revenues. Revenues from continued operations, including Transit and excluding the Truckaway operating revenues of $3.3 million, increased 19% in 1997 over 1996.

         Manufactured housing operating revenues are generated from arranging delivery services for new manufactured homes, modular homes and office trailers. The increase in Manufactured housing operating revenues of 28% was primarily due to the Transit acquisition.

         Driver outsourcing operating revenues consist of the relocation of consumer rental trucks, delivery of motor homes, and delivery of new commercial vehicles. Decreases in relocation of rental trucks, principally due to management's decision to de-emphasize participation in this cyclical industry segment and competitive pressures, was a significant factor contributing to the 13% decline in Driver outsourcing operating revenues. Additionally, motor home operating revenues decreased through a combination of reduced production from a major customer and other competitive issues. Operating revenues from the delivery of new commercial vehicles declined slightly in 1997 primarily due to the realignment of our customer base in order to better position this product line for greater profitability.

         The discontinuance of the Truckaway operation in May of 1997 resulted in a decline in comparable Specialized transport operating revenues. The Specialized transport operating revenues increased $2.6 million after giving effect to the discontinuance of the Truckaway operation. This increase was attributed to a renewed focus on the Towaway business and the Transit acquisition which brought new travel trailer operating revenues.

         The increase in other service revenues of 32% relates primarily to highway permits and labor billings added through the Transit acquisition.

         Operating income increased from a loss of $3.3 million in 1996 to operating income of $1.0 million in 1997. The operating loss in 1996 included a special charge of $3.5 million taken in connection with the closing of unprofitable operations. 1996 operating income before the special charge was $0.2 million. The 1997 operating income included two special items, for a net charge to income of $0.6 million. The first item was for a change in accounting of $1.0 million; the second item was a special credit of $0.4 million. The change in accounting was to account for certain components of driver pay on an accrual rather than a cash basis. The special credit related primarily to the gain on the sale of Truckaway assets in excess of reserves established in the prior year. 1997 operating income before the net special charge was $1.6 million.

         Operating income in 1997 was aided by the Transit acquisition and the discontinuance of the Truckaway operation, which had an operating loss of $1.8 million in 1996. The discontinuance of the Truckaway operation was in line with the Company's plan to exit lines of business which are unrewarding. Operating income was negatively impacted by reduced profits from the Company's Driver outsourcing business. Additionally, operating costs and expenses increased due to terminal manager training, safety training for all Morgan's employees and drivers, and an increase in employee-related health benefit cost. The investment in safety training was in line with the Company's objective of improving its safety performance. Claims costs in 1997, as a percent of operating revenues, increased slightly from 4.6% in 1996 to 4.7% in 1997.

         Selling, general and administrative expenses increased from $8.2 million in 1996 to $9.7 million in 1997 of which approximately $0.6 million related to costs associated with the addition of the Transit operation. Additionally, expenses increased because of higher computer lease costs and higher employee related benefit costs. These increased expenses were partially offset by lower corporate compensation costs as a result of a partial restructuring of the corporate office.

         The decrease in depreciation and amortization expenses in 1997 related to the discontinuance of the Truckaway operation partially offset by increased amortization from the Transit acquisition.

         Net interest expense increased from $0.4 million to $0.7 million primarily due to increases in debt related to the Transit operation and increased borrowing on the credit facility.

         In 1997, the income tax provision of $0.1 million resulted in an effective tax rate of 34%, a more normalized rate than the 43% effective tax benefit in 1996.

         Net income for the Company in 1997 was $0.2 million (Class A $0.09 and Class B $0.05 per basic share). The net loss in 1996 was $2.1 million (Class A $0.76 loss and Class B $0.80 loss per basic share).

Year 1996 Compared to 1995

         Operating revenues rose by 8% to $132.2 million in 1996 from $122.3 million in 1995. Prior to giving effect to the TDI acquisition, which closed on May 22, 1995, comparable operating revenues increased 6%. Morgan's Manufactured housing operating revenues increased 15%, outpacing the 1996 national production growth of 9%. The growth in Manufactured housing was partially offset by an 11% decline in the Company's Specialized transport operations. Specialized transport was impacted by weakened demand which drove down the Company's utilization of equipment and rates. The Truckaway operation of Specialized transport was discontinued in 1997.

         During 1996, the Company reported an operating loss, after special charges of $3.3 million and a net loss of $2.1 million. In 1995, the Company reported operating income of $3.4 million and net income of $2.3 million (Class A $0.81 and Class B $0.77 per basic share). The special charge for 1996 amounted to $3.5 million before taxes ($2.1 million after tax or $0.78 per share of Class A and Class B) and resulted from the discontinuance of the Truckaway operation and the write down of four properties.

         The Truckaway operation generated approximately 10% of the Company's 1996 total revenue. The operating loss from this operation was approximately $1.8 million in 1996. During 1996, the Company also initiated a plan to dispose of certain land and buildings, two of which were associated with the Truckaway operation, that were carried at values which prove to be higher than fair market value.

         Excluding the special charges of $3.5 million, operating income declined from $3.4 million in 1995 to $0.2 million in 1996. The decline in operating income in 1996 was attributed to (i) weakened freight demand in the Specialized transport, (ii) increases of $1.3 million in claims costs, especially in the Driver outsourcing and Specialized transport, and (iii) an increase in operating costs specifically to build infrastructure and to invest in the operating structure.

         The investment in operating costs included, but were not limited to, dispatch personnel, regional personnel, and driver retention programs. Selling, general and administrative costs increased from $7.3 million in 1995 to $8.2 million in 1996. Investments in 1996 were made in automation of dispatch facilities and personnel. In addition, the Company had a full year of selling, general and administrative expenses for the TDI organization.

         Net interest expense increased from $0.1 million to $0.4 million primarily due to increases in debt related to the TDI acquisition and reduced cash on hand during the year.

         In 1996, the income tax benefit of $1.5 million, including federal and state tax benefits, resulted in an effective tax benefit of 43% compared to an effective tax rate of 31 % in 1995.

Liquidity and Capital Resources

         Operating activities used $0.3 million of cash in 1997. Net income plus the non-cash special charge and depreciation and amortization were more than offset by increases primarily in trade accounts receivable. Trade accounts receivables increased $2.1 million due to the increase in 1997 fourth quarter operating revenues of 17% and an increase in days sales outstanding to 37 days.

         The Company is focused on reducing overhead, including selling, general and administration expense, and redundant operating costs. Management has also initiated processes to expedite customer billings and collections to improve cash flow.

         Investing activities provided cash of $0.7 million in 1997. Proceeds from the sale of property and equipment principally from the Truckaway operation were greater than capital expenditures and acquisitions expenditures. 1997 capital expenditures were $0.9 million. Presently, the 1998 capital expenditure plan approximates $1.0 million which will be primarily funded through revolving credit notes.

         Net cash used in financing activities increased to $1.3 million in 1997. An increase of $1.0 million in revolving credit notes, additional financing of $0.7 million, and cash were used for payments on term and promissory notes, purchases of 47,600 shares of Class A common stock, and the regular dividend payments. Payments on term and promissory notes were $2.4 million in 1997. Payments on term and promissory notes for 1998 will approximate $1.2 million.

         Outstanding revolving credit notes increased to $2.5 million at December 31, 1997. The Company, at December 31, 1997, had total borrowings available for revolving credit notes and letters of credit of $10.0 million, of which there was $3.3 million available. On March 25, 1998, the Company replaced this facility with a $15.0 million revolving line of credit with a bank which matures on April 30, 2001. Additionally, the Company also obtained from the same bank an $8.0 million facility for letters of credit which expires on April 30, 1999. Revolving credit borrowings are limited to 80% of qualified trade accounts receivable. These facilities provide financing for working capital needs, letters of credit, and general corporate needs.

         It is the current policy of the Company to pay annual Class A common stock dividends totaling $.08 per share and Class B common stock dividends totaling $.04 per share. Payment of any future dividends will be dependent, among other things, upon earnings, capital expenditure requirements, financing agreement covenants, future growth plans, legal restrictions, and the financial condition of the Company.

         It  is  management's  opinion  that  the  Company's   foreseeable  cash
requirement will be met through a combination of improved internally generated funds and the credit available from the new facility.

Impact of Seasonality

         Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit sales and transport. This usually reduces operating revenues in the first and fourth quarters of the year. Motor home and travel trailer movements are generally strong in the spring, when dealers build stock in anticipation of the summer vacation season, and late summer and early fall when new vehicle models are introduced. The Company's operating revenues, therefore, tend to be stronger in the second and third quarters.

Impact of Year 2000

         Some of the Company's older purchased software applications were written using two digits rather than four digits to define the applicable year. As a result, that software may interpret a date using "00" as the year 1900 rather than the year 2000. This could possibly cause a system failure or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in normal business activities.

         The Company is in the process of completing an assessment and will have to modify or replace portions of its software to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total cost of this year 2000 project has not been fully quantified, but preliminary assessments are that conversion costs will be immaterial to the Company. The Company believes that with the necessary modifications to existing software and any necessary conversions to new software, the year 2000 issue does not pose significant operational problems for its computer systems.

         The cost of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

         The Company has not completed an evaluation of its major customers and suppliers to determine if they have taken adequate measures to ensure that necessary modifications are made to their software prior to the year 2000. While the Company is not dependent on any one customer or supplier, failure to make necessary year 2000 modifications by any large group of customers or suppliers could result in a material adverse impact on the Company.

Forward-Looking Discussion

         This report contains a number of forward-looking statements. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earning and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the risk of declining production in the Manufactured housing industry; the risk of losses or insurance premium increases from traffic accidents; the risk of loss of major customers; risks of competition in the recruitment and retention of qualified drivers and in the transportation industry generally; risks of acquisitions or expansion into new business lines that may not be profitable; risks of changes in regulation and seasonality of the Company's business. Such factors are discussed in greater detail in the Company's Annual Report on Form 10-K for 1997 under Part I, Item 1, Business.7

Item 8.  Financial Statements and Supplementary Data

                     The Morgan Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)

                                                                   December 31
                                                                1997          1996
ASSETS
Current assets:
   Cash and cash equivalents                                  $    380      $  1,308
   Trade accounts receivable, less allowance for doubtful       13,362        11,312
      accounts of $183 in 1997 and $59 in 1996
   Accounts receivable, other                                      126           274
   Refundable taxes                                                263           584
   Prepaid expenses and other current assets                     2,523         2,985
   Deferred income taxes                                         1,095            --
                                                              --------      --------
Total current assets                                            17,749        16,463

Property and equipment, net                                      4,315         2,763
Assets held for sale                                                --         2,375
Intangible assets, net                                           8,451         8,911
Deferred income taxes                                              767         1,683
Other assets                                                     1,464           871
                                                              --------      --------
Total assets                                                  $ 32,746      $ 33,066

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                       $  2,250      $  1,250
   Trade accounts payable                                        3,410         3,226
   Accrued liabilities                                           4,966         4,808
   Accrued claims payable                                        2,175         1,744
   Refundable deposits                                           1,666         1,908
   Current portion of long-term debt                             1,153         1,892
                                                              --------      --------
Total current liabilities                                       15,620        14,828


Long-term debt, less current portion                             1,360         2,314
Long-term accrued claims payable                                 3,042         2,820
Commitments and contingencies                                       --            --

Shareholders' equity:
   Common stock, $.015 par value
   Class A:  Authorized shares - 7,500,000                          23            23
   Issued shares - 1,605,553

   Class B: Authorized shares - 2,500,000                           18            18
   Issued and outstanding shares - 1,200,000
   Additional paid-in capital                                   12,453        12,441
   Retained earnings                                             2,160         2,126
                                                              --------      --------
Total capital and retained earnings                             14,654        14,608

Less - treasury stock at cost; 167,643 and                      (1,426)       (1,000)
      120,043 Class A shares
         - loan to officer for stock purchase                     (504)         (504)
                                                              --------      --------
Total shareholders' equity                                      12,724        13,104
                                                              --------      --------

Total liabilities and shareholders' equity                    $ 32,746      $ 33,066
                                                              ========      ========

See accompanying notes.

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (Dollars in thousands, except share amounts)


                                                       For the twelve months ended
                                                                December 31

                                                     1997           1996           1995
                                                  ---------      ---------      ---------
Operating revenues:
        Manufactured housing                      $  93,092      $  72,616      $  63,353
        Driver outsourcing                           20,163         23,090         19,842
        Specialized transport                        19,173         26,169         29,494
        Other service revenues                       13,726         10,333          9,614
                                                  ---------      ---------      ---------
                                                    146,154        132,208        122,303

Costs and expenses:
        Operating costs                             133,732        122,238        110,408
        Special charges                                 624          3,500             --
        Selling, general and administration           9,708          8,235          7,260
        Depreciation and amortization                 1,075          1,498          1,264
                                                  ---------      ---------      ---------
                                                    145,139        135,471        118,932
                                                  ---------      ---------      ---------
Operating income (loss)                               1,015         (3,263)         3,371
Net interest expense                                    719            352             87
                                                  ---------      ---------      ---------
Income (loss) before income taxes                       296         (3,615)         3,284

Total Income tax expense (benefit):
        Current                                         279            268            859
        Deferred                                       (179)        (1,813)           156
                                                  ---------      ---------      ---------
Total income tax expense (benefit)                      100         (1,545)         1,015
                                                  ---------      ---------      ---------
Net income (loss)                                       196         (2,070)         2,269
Less preferred dividends                                 --             --            221
                                                  ---------      ---------      ---------
Net income (loss) applicable to common stocks     $     196      ($  2,070)     $   2,048
                                                  =========      =========      =========

Net income (loss) per common share:
      Basic:
        Class A common stock                      $    0.09      ($   0.76)     $    0.81
        Class B common stock                      $    0.05      ($   0.80)     $    0.77
      Diluted:
        Class A common stock                      $    0.09      ($   0.76)     $    0.79
        Class B common stock                      $    0.05      ($   0.80)     $    0.77

See accompanying notes.

                     The Morgan Group, Inc. and Subsidiaries
           Consolidated Statements of Changes in Redeemable Preferred
              Stock, Common Stocks, and Other Shareholders' Equity
                (Dollars in thousands, except per share amounts)

                                      Redeemable
                                       Series A    Class A     Class B  Additional
                                       Preferred   Common      Common     Paid-in     Officer    Treasury    Retained
                                         Stock      Stock       Stock     Capital      Loan        Stock     Earnings       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994         $  3,104         $20         $18    $ 10,459                             $  2,483    $ 16,084
   Net income                                                                                                    2,269       2,269
   Redeemable preferred
      Stock dividends:
         Accrued                          221                                                                     (221)         --
         Paid                            (337)                                                                                (337)
   Redemption of Series A
      Preferred stock                  (2,988)          2                   1,686                                           (1,300)
   Conversion of warrants,
      including tax benefit                             1                     296                                              297
   Purchase of treasury stock                                                                      (1,274)                  (1,274)
   Common stock dividends:
      Class A ($.08 per share)                                                                                    (113)       (113)
      Class B ($.04 per share)                                                                                     (48)        (48)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                           23          18      12,441                  (1,274)       4,370      15,578
   Net (loss)                                                                                                   (2,070)     (2,070)
   Sale of treasury stock, net                                                           (504)        274                     (230)
   Common stock dividends:
      Class A ($.08 per share)                                                                                    (126)       (126)
      Class B ($.04 per share)                                                                                     (48)        (48)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                           23          18      12,441        (504)     (1,000)       2,126      13,104
   Net income                                                                                                      196         196
   Purchase of treasury stock                                                                        (426)                    (426)
   Common stock dividends:
      Class A ($.08 per share)                                                                                    (114)       (114)
      Class B ($.04 per share)                                                                                     (48)        (48)
    Issuance of a director's
      stock options                                                            12                                               12
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                     $     23    $     18    $ 12,453    ($   504)   ($ 1,426)    $  2,160    $ 12,724
===================================================================================================================================

See accompanying notes.

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                      For the twelve months ended
                                                                             December 31
                                                                     1997        1996        1995
                                                                    -------     -------     -------
Operating activities:
Net income (loss)                                                   $   196     ($2,070)    $ 2,269
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
          Depreciation and amortization                               1,108       1,533       1,304
          Deferred income taxes                                        (179)     (1,719)        156
          Special charges                                               624       3,500          --
          Non-cash compensation expense for stock options                12
          (Gain) loss on disposal of property and equipment             (37)         37         (19)

Changes in operating assets and liabilities:
          Trade accounts receivable                                  (2,050)        (27)     (1,743)
          Other accounts receivable                                     148         240         (92)
          Refundable taxes                                              321        (584)         --
          Prepaid expenses and other current assets                     429        (431)       (372)
          Other assets                                                 (593)       (374)        (44)
          Trade accounts payable                                        184        (779)         45
          Accrued liabilities                                          (890)         86         433
          Accrued claims payable                                        653         341         297
          Refundable deposits                                          (242)        363         157
                                                                    -------     -------     -------
          Net cash (used in) provided by operating activities          (316)        116       2,391

Investing activities:
          Purchases of property and equipment                          (919)       (780)     (1,955)
          Proceeds from sale of property and equipment                  159          94          28
          Proceeds from disposal of assets held                       1,656          --          --
          Business acquisitions                                        (227)       (895)     (1,018)
                                                                    -------     -------     -------
          Net cash provided by (used in) investing activities           669      (1,581)     (2,945)

Financing activities:
          Net proceeds from notes payable to bank                     1,000       1,250          --
          Principle payments on long-term debt                       (2,366)       (924)       (514)
          Proceeds from long-term debt                                  673          --          --
          Conversion of warrants                                         --          --         297
          Purchase of treasury stock                                   (426)       (286)     (1,274)
          Proceeds from sale of treasury stock                           --          56          --
          Redemption of series A preferred stock                         --          --      (1,300)
          Common stock dividends paid                                  (162)       (174)       (161)
          Redeemable preferred stock dividends paid                      --          --        (337)
                                                                    -------     -------     -------
          Net cash used in financing activities                      (1,281)        (78)     (3,289)
                                                                    -------     -------     -------

          Net decrease in cash and cash equivalents                    (928)     (1,543)     (3,843)

          Cash and cash equivalents at beginning of period            1,308       2,851       6,694
                                                                    -------     -------     -------

          Cash and cash equivalents at end of period                $   380     $ 1,308     $ 2,851
===================================================================================================

See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         The Morgan Group, Inc. ("Company"), through its wholly owned subsidiaries, Morgan Drive Away, Inc. ("Morgan") and TDI, Inc. ("TDI"), provides outsourced transportation and logistical services to the manufactured housing and motor home industries and is a leading provider of delivery services to the commercial truck and trailer industries in the United States. Lynch Corporation ("Lynch") owns all of the 1,200,000 shares of the Company's Class B Common stock and 155,000 shares of the Company's Class A Common stock, which in the aggregate represents 67% of the combined voting power of the combined classes of the Company's Common Stock.

         The  Company's  services also include  certain  insurance and financing services to its owner operators through Interstate Indemnity Company ("Interstate") and Morgan Finance, Inc. ("Finance"), both wholly owned subsidiaries. Operating revenues, operating profits, or identified assets of these subsidiaries do not account for over 10% of the Company's operating revenues, operating profits, or identifiable assets, and accordingly, no segment information is required.

         A majority of the Company's accounts receivable are due from companies in the manufactured housing, motor home, and commercial truck and trailer industries located throughout the United States. While the Company does not consider its business to be dependent upon any one customer, services provided to Fleetwood Enterprises, Inc. accounted for approximately 21%, 20%, and 24% of operating revenues in 1997, 1996, and 1995 and 15% and 12% of gross accounts receivables at December 31, 1997 and 1996, respectively. In addition, Oakwood Homes Corporation accounted for approximately 16% of operating revenues in 1997, and 10% of gross accounts receivables at December 31, 1997.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries, Morgan, TDI, Interstate, and Finance. Significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (ii) the reported amounts of operating revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Recognition of Operating Revenues

         Operating revenues and related driver pay are recognized when movement of the product is completed. Other operating expenses are recognized when incurred.

Cash Equivalents

         All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Property and Equipment

         Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment.

Intangible Assets

         Intangible assets, including goodwill, are being amortized by the straight-line method over their estimated useful lives.

Impairment of Assets

         The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount. As discussed in Note 17, the Company recognized an adjustment during 1996 for write-downs of certain assets.

Insurance and Claim Reserves

         The Company maintains liability insurance coverage of up to $25,000,000 per occurrence, with a deductible of $250,000 per occurrence for personal injury and property damage. The Company currently maintains cargo damage insurance of $1,000,000 per occurrence with a deductible of $250,000. The Company carries statutory insurance limits on workers' compensation with a deductible of $50,000. Claims and insurance accruals reflect the estimated ultimate cost of claims for cargo loss and damage, personal injury and property damage not covered by insurance. The Company accrues its self-insurance liability using a case reserve method based upon claims incurred and estimates of unasserted and unsettled claims and these reserves have not been discounted.

Stock Based Compensation

         The Company accounts for stock based compensation under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method, which is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," is immaterial.

Net Income (Loss) Per Common Share

         Effective for the Company's consolidated financial statements for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to each class of common stock by the weighted average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding. All prior-period EPS data have been restated. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts other than disclosing EPS for each class of common stock.

         Earnings available to each class of common stock are computed by reducing net income by the amount of dividends declared in the current period for each class of stock and by the contractual amounts that must be paid to preferred stockholders, if any. The remaining undistributed earnings are allocated to each class of common stock equally per share. The earnings available to each class of common stock are determined by adding together the amount allocated for dividends and the amount of undistributed earnings allocated.

         The net income (loss) applicable to common stocks is the same for the basic and diluted EPS computations for 1997 and 1996. For 1995, the difference between the net income applicable to common stocks used in the EPS calculations is the reallocation of undistributed earnings of $13,000 between Class A common stock and Class B common stock. The following table reconciles the differences between basic and diluted weighted average shares outstanding.


                                          For the twelve months ended December 31
                                            1997            1996           1995
                                          ---------       ---------      ---------
Weighted average shares outstanding
Class A stock:
   Basic                                  1,456,690       1,484,242      1,382,548
   Dilutive effect of stock options           6,494           2,030          4,742
   Dilutive effect of warrants                   --              --         35,155
                                          ---------       ---------      ---------
   Diluted                                1,463,184       1,486,272      1,422,445
                                          =========       =========      =========

Class B stock - basic and diluted         1,200,000       1,200,000      1,200,000
                                          =========       =========      =========


Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which is effective beginning in 1998. SFAS No. 130 establishes standards for reporting and display for comprehensive income and its components in a full set of general purpose financial statements. Comparative periods are required to be reclassified to reflect the provisions of the statement. The adoption of this SFAS will not affect earnings as previously reported.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This SFAS requires disclosure of selected financial and descriptive information for each operating segment based on management's internal organizational decision-making structure. Additional information is required on a company-wide basis for operating revenues by product or service, operating revenues and identifiable assets by geographic location and information about significant customers. The Company will begin presenting any additional information as required by SFAS No. 131 in its financial statements for the year ending December 31, 1998.

2.  PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following (in thousands):

                                          Estimated        December 31
                                          Useful Life      1997         1996
--------------------------------------------------------------------------------
                                           (Years)

Land                                          --            $925         $487
Buildings                                 25               1,763          524
Transportation equipment                  3 to 5             620        1,470
Office and service equipment              5 to 8           3,293        3,145
--------------------------------------------------------------------------------
                                                           6,601        5,626
Less accumulated depreciation                              2,286        2,863
--------------------------------------------------------------------------------
Property and equipment, net                               $4,315       $2,763
--------------------------------------------------------------------------------

3.  INTANGIBLE ASSETS

         The components of intangible assets and their estimated useful lives are as follows (in thousands):
                                        Estimated       December 31
                                       Useful Life        1997          1996
--------------------------------------------------------------------------------
                      (Years)

Trained work force                         3 to 12       $  880        $  880
Covenants not to compete                   5 to 15        1,206         1,170
Trade name and goodwill - original         40             1,660         1,660
Trade name and goodwill - purchased        20             6,894         6,812
--------------------------------------------------------------------------------
                                                         10,640        10,522
Less accumulated amortization                             2,189         1,611
--------------------------------------------------------------------------------
Intangible assets, net                                   $8,451        $8,911
--------------------------------------------------------------------------------

4.  INDEBTEDNESS

         The Company at December 31, 1997 had credit facilities of $10,000,000, of which $2,250,00 of revolving credit notes (bearing interest at 8.5% per annum), and $4,490,000 of letters of credit were outstanding. The remaining $3,260,000 was available for borrowing. On March 25, 1998, the Company replaced this facility with a $15,000,000 revolving line of credit that matures on April 30, 2001. Additionally, the Company obtained from the same bank an $8,000,000 facility for letters of credit which expires on April 30, 1999. Revolving credit borrowings are limited to 80% of qualified trade accounts receivable. These facilities provide financing for working capital needs, letters of credit, and general corporate needs.

         Interest on the line of credit is determined at the Company's option at the time of the borrowing, based on the bank's prime rate or until December 31, 1998 at the London Interbank Offering Rate ("LIBOR"), plus 165 basis points. The LIBOR rate will be adjusted after December 31, 1998. The letter of credit rate is the applicable LIBOR margin rate.

         The agreement requires payment of a closing fee of $25,000 and a facility fee of 25 basis points payable quarterly on the $15,000,000 revolving line of credit. The Company, beginning in 1998, is to maintain certain minimum levels of net worth and a debt to net worth and interest coverage ratio. Borrowings are secured by the trade accounts receivable, transportation equipment, office and service equipment, and general intangible assets.

         As of December 31, 1997 and 1996, long-term debt consisted of the following (in thousands):

                                                                December 31
                                                             1997          1996
                                                            ------        ------

Promissory note, principal due on January 2, 1997               --        $  697
Real estate note with principal and interest
     payable monthly through November 1, 1997                   --           330
Term note with imputed interest at 6.509%,
     principal and interest payments due
     monthly through April 25, 1998                         $  303            --
Promissory note with imputed interest at 8.0%,
     principal and interest payments due
     annually through September 1, 1998                        112           270
Term note with principal and interest payable
     monthly at 8.25% through July 31, 2000                    232           341
Promissory note with imputed interest at 7.81%,
     principal and interest payments due
     annually through August 11, 2000                          914         1,154
Promissory note with imputed interest at 7.0%,
     principal and interest payments due
     monthly through October 31, 2001                          205           256
Promissory note with imputed interest at 6.31%,
     principal and interest payments due
     quarterly  through December 31, 2001                      747         1,158
                                                            ------        ------
                                                             2,513         4,206
Less current portion                                         1,153         1,892
                                                            ------        ------
Long-term debt, net                                         $1,360        $2,314
                                                            ======        ======



Maturities on long-term debt for the five succeeding years are as follows:

                      1998                           $1,153
                      1999                              627
                      2000                              545
                      2001                              140
                      2002                               48
                                                     ------
                                                     $2,513
                                                     ======

Cash payments for interest were $717,000 in 1997, $482,000 in 1996, and $308,000 in 1995.

5.  INCOME TAXES

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.


         The income tax provisions (benefits) are summarized as follows (in thousands):

                                      1997           1996        1995
                                      ----           ----        ----
            Current:
              State                      --      $     28       $   180
              Federal                  $279           240           679
                                     ------       -------        ------
                                        279           268           859
            Deferred
              State                      45          (267)           --
              Federal                  (224)       (1,546)          156
                                     ------       -------        ------
                                       (179)       (1,813)          156
                                     ------       -------        ------
                                     $  100       $(1,545)       $1,015
                                     ======       =======        ======

         Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

                                      1997          1996
                                    -------       -------
Deferred tax assets:
   Accrued insurance claims         $ 2,080       $ 1,595
   Special charges                      734         1,260
   Minimum tax carryforward              42            96
                                    -------       -------
                                      2,856         2,951
Deferred tax liabilities:
   Depreciation                        (684)         (709)
   Prepaid expenses                    (290)         (482)
   Other                                (20)          (77)
                                    -------       -------
                                       (994)       (1,268)
                                    -------       -------
                                    $ 1,862       $ 1,683
                                    =======       =======

         A reconciliation of the income tax provisions and the amounts computed by applying the statutory federal income tax rate to income before income taxes follows (in thousands):

                                     1997          1996          1995
                                    -------       -------       -------
Income tax provision (benefit)
  at federal statutory rate         $   101       $(1,229)      $ 1,117
Increases (decreases):
  State income tax, net of
    federal tax benefit                   3          (155)          118
  Reduction attributable to
  special election by captive
   insurance company                   (155)         (216)         (223)
Permanent differences                    94            50            --
Other                                    57             5             3
                                    -------       -------       -------
                                    $   100       $(1,545)      $ 1,015
                                    =======       =======       =======

         Cash payments for income taxes were $54,000 in 1997, $934,000 in 1996, and $736,000 in 1995.

6.    COMMON STOCKS

         The Company has two classes of common stock outstanding, Class A and Class B. Under the bylaws of the Company: (i) each share of Class A is entitled to one vote and each share of Class B is entitled to two votes; (ii) Class A stockholders are entitled to a dividend ranging from one to two times the dividend declared on Class B stock; (iii) any stock distributions will maintain the same relative percentages outstanding of Class A and Class B; (iv) any liquidation of the Company will be ratably made to Class A and Class B stockholders after satisfaction of the Company's other obligations; and (v) Class B stock is convertible into Class A stock at the discretion of the holder; Class A stock is not convertible into Class B stock.

7.   REDEEMABLE PREFERRED STOCK

         The Company redeemed the Series A Redeemable Preferred Stock in a transaction approved by a special meeting of the Board of Directors on November 22, 1995. The transaction involved the redemption of the 1,493,942 preferred shares owned by Lynch Corporation in exchange for $1,300,000 in cash and 150,000 shares of Class A Common stock. The consideration received in exchange for the shares of Class A Common stock exceeded the book value at the date of the exchange by $450,000. The resulting premium was recorded as an increase to the paid-in capital account in the Company's shareholders' equity.

         On December 7, 1994, June 22, 1995 and November 22, 1995, the Board of Directors declared Series A Redeemable Preferred Stock cash dividends pursuant to its terms. Accordingly, $337,000 of cash dividends were paid to Lynch during 1995.

8.  STOCK WARRANTS

         In June 1995, an officer exercised warrants to purchase 88,888 shares of Class A Common stock at an option price of $.75 per share. This exercise represented two-thirds of the total outstanding warrants. The final third of the warrants, representing 44,445 shares, were cancelled.

         The Company accepted 22,660 shares of stock from the officer to satisfy the federal income tax withholding resulting from the warrant exercise. The stock price on the warrant exercise date was $8.375 per share.

9.  STOCK OPTION PLAN

         On June 4, 1993, the Board of Directors approved the adoption of a stock option plan which provides for the granting of incentive or non-qualified stock options to purchase up to 200,000 shares of Class A Common stock to officers, including members of the Board of Directors, and other key employees. No options may be granted under this plan for less than the fair market value of the Common stock at the date of the grant, except for certain non-employee directors. Although the exercise period is determined when options are actually granted, an option shall not be exercised later than ten years and one day after it is granted. Stock options granted will terminate if the grantee's employment terminates prior to exercise for reasons other than retirement, death, or disability. Stock options vest over a four year period pursuant to the terms of the plan, except for stock options granted to a non-employee director, which are immediately vested.

         Employees have been granted non-qualified stock options to purchase 118,000 shares of Class A Common stock, net of cancellations and exercises, at prices ranging from $7.38 to $9.38 per share. Non-employee directors have been granted non-qualified stock options to purchase 49,000 shares of Class A Common stock, net of cancellations and exercises, at prices ranging from $6.20 to $9.00 per share. As of December 31, 1997, there were 110,625 options to purchase shares granted to employees and non-employee directors which were exercisable based upon the vesting terms, of which all shares had option prices less than the December 31, 1997 closing price of $9.25. The following table summarizes activity under the option plan:

                                                Shares          Option Price
--------------------------------------------------------------------------------
   Outstanding at December 31, 1994            160,500
                   Grants                       15,000          $7.88 - $8.38
                   Exercises                    (1,250)
                   Cancellations               (35,250)
--------------------------------------------------------------------------------
   Outstanding at December 31, 1995            139,000
                   Grants                       48,500          $7.38 - $8.69
                   Exercises                    ------
                   Cancellations               (12,000)
--------------------------------------------------------------------------------
   Outstanding at December 31, 1996            175,500
                   Grants                       25,500          $6.20 - $9.38
                   Exercises                    ------
                   Cancellations               (34,000)
--------------------------------------------------------------------------------
   Outstanding at December 31, 1997            167,000

10.  SPECIAL EMPLOYEE STOCK PURCHASE PLAN

         In February of 1996, the Company adopted a Special Employee Stock Purchase Plan ("Plan") under which an officer purchased 70,000 shares of Class A Common stock from treasury stock at the then current market value price of $560,000. Under the terms of the Plan, $56,000 was delivered to the Company and a promissory note was executed in the amount of $504,000 bearing an interest rate of five (5%) percent per annum due in 2003. Interest for 1997 was forgiven. The Plan allows for repayment of the note using shares at $8.00 per share.

11.  TREASURY STOCK

         The Company's Board of Directors has approved the purchase of up to 250,000 shares of Class A Common stock for its Treasury at various dates and market prices. As of December 31, 1997, 149,255 shares had been repurchased at prices between $7.25 and $10.25 per share for a total of $1,266,000. In addition to these purchases, the 22,660 shares tendered to the Company as a result of the exercise of warrants (see Note 8) were placed in the Treasury at a value of $190,000. On December 15, 1995, the Company's Board of Directors approved the repurchase of 66,228 shares from a prior officer of the Company at a market price of $8.00 per share totaling $530,000.

12.  BENEFIT PLAN

         The Company has a 401(k) Savings Plan covering substantially all employees, which matches 25% of the employee contributions up to a designated amount. The Company's contributions to the Plan were $38,000 in 1997, $27,000 in 1996, and $23,000 in 1995.

13.  TRANSACTIONS WITH LYNCH

         The Company pays Lynch an annual service fee of $100,000 for executive, financial and accounting, planning, budgeting, tax, legal, and insurance services. Additionally, Lynch charged the Company for officers' and directors' liability insurance $16,000 in 1997, $15,000 in 1996, and $15,000 in 1995. As
discussed in Note 7, the Redeemable Preferred Stock owned by Lynch Corporation was redeemed during 1995 at a discount.

         The Company's Class A and Class B Common Stock owned by Lynch is pledged to secure a Lynch Corporation line of credit.

14.  LEASES

         The Company leases certain land, buildings, computer equipment, computer software, and motor equipment under non-cancelable operating leases that expire in various years through 2002. Several land and building leases contain monthly renewal options. Total rental expenses were $2,531,000 in 1997, $2,087,000 in 1996, and $1,804,000 in 1995.

         Future payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1997 (in thousands):

                   1998                                  $1,732
                   1999                                     813
                   2000                                     260
                   2001                                       6
                   2002                                       1
                   --------------------------------------------
                   Total lease payments                  $2,812
                   ============================================

15.  ACQUISITIONS

         Effective May 22, 1995, the Company purchased the assets of TDI, a market leader in the driver outsourcing services business focusing on relocating rental equipment for a total purchase price of $2,750,000. The acquisition was financed through a payment of $1,000,000 on May 11, 1995, with the balance of $1,725,000 financed with the seller over five years. The present value of the acquisition was $2,462,000; $75,000 of which related to the operating assets purchased and $2,387,000 to the purchase of intangible assets. In addition, the Company entered into a consulting agreement with two of the principals from the seller, pursuant to which the principals agreed to provide consulting services to the Company for sixty-three months for consideration totaling $202,500, payable over the consulting period. The book value of the promissory note in this transaction was $914,000 at December 31, 1997.

         Effective December 30, 1996, the Company purchased the assets of Transit Homes of America, Inc., a provider of outsourcing services to the manufactured housing and specialized transport industries. The aggregate purchase price was $4,417,000 which includes the cost of the acquisition and certain limited liabilities assumed as part of the acquisition. The acquisition was financed through available cash resources and issuance of a promissory note. In addition, the Company entered into an employment agreement with the seller which provides for incentive payments up to $300,000 and $200,000 in years 1998 and 1999, respectively, and $100,000 in each of the years 2000 and 2001. The incentive payments are based upon achieving certain profit levels in the Company's Manufactured Housing Group and will be treated as compensation expense if earned. The excess purchase price over assets acquired was approximately $4,091,000 and is being amortized over twenty years. In connection with the acquisition, liabilities assumed were as follows (in thousands):


         Fair value of assets acquired                         $326
         Goodwill acquired                                    4,091
         Cash paid                                             (940)
         Note issued due January 2, 1997                       (697)
         Note issued at acquisition date                     (1,158)
                                                            -------
         Liabilities assumed                                $ 1,622
                                                            =======

16.   CONTINGENCIES

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

17.  SPECIAL CHARGES

         In the fourth quarter of 1996, the Company recorded special charges of $2,675,000 ($1,605,000 after tax) associated with exiting the truckaway operation. The special charges were comprised principally of the anticipated loss on sales of revenue equipment, projected losses through April 30, 1997, and write-downs of accounts receivable and other assets. Additionally, the Company recognized an adjustment to the carrying value of four properties of $825,000 ($495,000 after tax).

         A pretax special charge for 1997 of $624,000 ($412,000 after tax or $0.16 per Class A and Class B share) is comprised of gains in excess of the estimated net realizable value associated with exiting the truckaway operation discussed above of $361,000, offset by charges related to driver pay. During 1997, management concluded that certain components of driver pay were being accounted for on a cash basis. Accordingly, the Company recorded total charges of $1.2 million ($985,000 in special charges and $215,000 as operating costs) in the fourth quarter of 1997 to account for all components of driver pay on an accrual basis. It is the opinion of management that the effects of this change in accounting are immaterial to the results of operations of the previous years presented.

18.  OPERATING COSTS AND EXPENSES (in thousands)

                                                        1997             1996              1995
------------------------------------------------------------------------------------------------
Purchased transportation costs                       $100,453         $ 92,037           $84,315
Operating taxes and licenses                            7,284            6,460             6,052
Insurance                                               3,524            3,502             4,000
Claims                                                  6,913            6,080             4,797
Dispatch costs                                          9,492            8,204             6,997
Regional costs                                          4,917            3,733             2,900
Repairs and maintenance                                   350              918               770
Other                                                     799            1,304               577
------------------------------------------------------------------------------------------------
                                                     $133,732         $122,238          $110,408
================================================================================================


19.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands, except share data):

                                           1997  -----  Three Months Ended
                                          March 31      June 30      Sept. 30      Dec. 31
                                          --------      -------      --------      -------
Operating revenues                         $33,633       $39,211       $38,290     $35,020
Operating income (loss)                        431         1,286         1,251      (1,953)
Net income (loss)                              266           699           705      (1,474)
Net income (loss) per common share:

Class A common stock
   Basic                                      0.10          0.27          0.27       (0.55)
   Diluted                                    0.10          0.27          0.26       (0.55)

Class B common stock
   Basic                                      0.09          0.26          0.26       (0.56)
   Diluted                                    0.09          0.26          0.25       (0.56)

                                          1996  -----  Three Months Ended
                                          March 31      June 30       Sept. 30      Dec. 31
                                          --------      -------       --------      -------
Operating revenues                         $30,506       $36,698       $35,305      $29,699
Operating income (loss)                        (48)          678           788       (4,681)
Net income (loss)                                9           417           495       (2,991)
Net income (loss) per common share:

Class A common stock
   Basic                                      0.01          0.16          0.19       (1.11)
   Diluted                                    0.01          0.16          0.19       (1.11)

Class B common stock
   Basic                                      0.00          0.15          0.18       (1.12)
   Diluted                                    0.00          0.15          0.18       (1.12)

         In the fourth quarter of 1997, the Company recorded special charges of $624,000 ($412,000 after tax, or $0.16 per Class A and Class B share). In the fourth quarter of 1996, the Company recorded special charges of $3,500,000 ($2,100,000 after taxes, or $0.78 per Class A and Class B share). See Note 17.

                         Report of Independent Auditors

The Board of Directors
The Morgan Group, Inc.

We have audited the accompanying consolidated balance sheets of The Morgan Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in redeemable preferred stock, common stocks and other shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Morgan Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Greensboro, North Carolina
March 4, 1998, except for Note 4,
  as to which the date is
  March 25, 1998

To the Shareholders and Board of Directors of The Morgan Group, Inc.:

         We have audited the accompanying consolidated statements of operations, changes in redeemable preferred stock, common stocks and other shareholders' equity and cash flows of The Morgan Group, Inc. (a Delaware Corporation) and Subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Morgan Group, Inc. and Subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

                                                    /s/ ARTHUR ANDERSEN LLP

Chicago, Illinois
February 5, 1996

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to the section entitled "Proposal One - Election of Directors" of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders expected to be filed with the Commission on or about April 30, 1998 (the "1998 Proxy Statement").

Item 11.  EXECUTIVE COMPENSATION

         The information required by this item with respect to executive compensation is incorporated by reference to the section entitled "Management Remuneration" of the 1998 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this item is incorporated by reference to the sections entitled "Voting Securities and Principal Holders Thereof" and entitled "Proposal One - Election of Directors" of the 1998 Proxy
Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the section entitled "Certain Transactions with Related Persons" of the 1998 Proxy Statement.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The following consolidated financial statements are included in Item 8:

         Consolidated Balance Sheets

         Consolidated Statements of Operations

         Consolidated Statements of Change in Redeemable Preferred
              Stock, Common Stocks and Other Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

         Reports of Independent Auditors

(a)(2)   Financial Statement Schedules
         Schedule II - Valuation and Qualifying Accounts

(a)(3)   Exhibits Filed.

         The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index. Included in those exhibits are management contracts and compensatory plans and arrangements which are identified as Exhibits 10.1 through 10.10.

(b)      Reports on Form 8-K
         Registrant filed no reports on Form 8-K during the quarter ending December 31, 1997.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index.

                                   Schedule II


                     The Morgan Group Inc. and Subsidiaries
                        Valuation and Qualifying Accounts

                                                                    Allowance for Doubtful Accounts
                                           -----------------------------------------------------------------------------------
                                                                   Additions               Amounts
                                               Beginning      Charged to Costs            Written Off            Ending
Description                                     Balance          and Expenses        Net of Recoveries          Balance
------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997                    $59,000              $336,000              $212,000             $183,000

Year ended December 31, 1996                    $102,000             $244,000              $287,000             $59,000

Year ended December 31, 1995                    $171,000             $184,000              $253,000             $102,000

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                               THE MORGAN GROUP, INC.


Date:  March 31, 1998                    BY:   /s/ Charles C. Baum
                                              --------------------------------
                                               Charles C. Baum, Chairman and
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of March, 1998.

1)       Chief Executive Officer:


         By:      /s/ Charles C. Baum
                  -------------------------------
                  Charles C. Baum

2)    Chief Financial Officer and
       Chief Accounting Officer

         By:      /s/ Dennis R. Duerksen
                  -------------------------------
                  Dennis R. Duerksen

3)    A Majority of the Board of Directors:

                  /s/ Charles C. Baum                             Director
                  -------------------------------
                  Charles C. Baum

                  /s/ Bradely J. Bell                             Director
                  -------------------------------
                  Bradley J. Bell

                                                                  Director
                  -------------------------------
                  Richard B. Black

                  /s/ Frank E. Grzelecki                          Director
                  -------------------------------
                  Frank E. Grzelecki

                  /s/ Robert S. Prather, Jr.                      Director
                  -------------------------------
                  Robert S. Prather, Jr.

EXHIBIT INDEX

Exhibit No.               Description                                  Page
--------------------------------------------------------------------------------
3.1 Registrant's Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1,
         File No. 33-641-22, effective July 22, 1993.

3.2 Registrant's Code of By-Laws, as restated and amended, is incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1, File
         No. 33-641-22, effective July 22, 1993.

4.1      Form of Class A Stock  Certificate  is  incorporated  by
         reference   to   Exhibit   3.3   of   the   Registrant's
         Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

4.2 Fourth Article - "Common Stock" of the Registrant's Certificate of Incorporation, is incorporated by reference to the Registrant's Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

4.3      Article II -  "Meeting  of  Stockholders,"  Article VI -
         "Certificate for Shares" and Article VII - "General Provisions" of the Registrant's Code of By-Laws, incorporated by reference to the Registrant's Code of By-Laws, as amended, filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

4.4 Loan Agreements, dated September 13, 1994, between the Registrant and Subsidiaries and Society National Bank, are incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994, filed November 15, 1994.

4.5      Amended  and  Restated  Credit and  Security  Agreement,
         effective March 25, 1998,  among the Registrant,  Morgan
         Drive  Away,  Inc.,  TDI,  Inc.,   Interstate  Indemnity
         Company and KeyBank National Association.                     _____

4.6 Revolving Credit Facility Agreement, effective March 27, 1997, among Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company and KeyBank National Association is incorporated by reference to Exhibit 4.5(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997.

4.7 Master Revolving Note, dated March 27, 1997, among Morgan Drive Away, Inc., TDI, Inc., and Interstate Indemnity Company to KeyBank National Association is incorporated by reference to Exhibit 4.5(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997.

4.8 Amended and Restated Revolving Credit Note, dated March 31, 1998, among Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company to KeyBank National Association is incorporated by reference to Exhibit A to the Amended and Restated Credit and Security Agreement, effective March 25, 1998, among the Registrant, Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company and KeyBank National Association, filed herewith as Exhibit 4.5.

4.9 Security Agreement, effective as of March 27, 1997, between Morgan Drive Away, Inc. and KeyBank National Association is incorporated by reference to Exhibit 4.5(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997.

4.10 Absolute, Unconditional and Continuing Guaranty, effective as of March 27, 1997, by the Registrant to Key Bank National Association is incorporated by reference to Exhibit 4.5(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997.

4.11     Amended and Restated Continuing  Guaranty,  effective as
         of  March  31,  1998,  by the  Registrant  to  KeyBank
         National  Association  is  incorporated  by reference to
         Exhibit  D  to  the  Amended  and  Restated  Credit  and
         Security Agreement,  effective March 25, 1998, among the
         Registrant,   Morgan  Drive  Away,   Inc.,   TDI,  Inc.,
         Interstate   Indemnity   Company  and  KeyBank  National
         Association, filed herewith as Exhibit 4.5.                   _____

10.1     The  Morgan  Group,   Inc.   Incentive   Stock  Plan  is
         incorporated   by  reference  to  Exhibit  10.1  to  the
         Registrant's  Registration  Statement on Form S-1,  File
         No. 33-641-22, effective July 22, 1993.

10.2 First Amendment to the Morgan Group, Inc. Incentive Stock Plan is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997, filed November 14, 1997.

10.3 Memorandum to Charles Baum and Philip Ringo from Lynch Corporation, dated December 8, 1992, respecting Bonus Pool, is incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

10.4 Term Life Policy from Northwestern Mutual Life Insurance Company insuring Paul D. Borghesani, dated August 1, 1991, is incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

10.5 Long Term Disability Insurance Policy from Northwestern Mutual Life Insurance Company, dated March 1, 1990, is incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

10.6     Long Term Disability Insurance Policy from CNA Insurance
         Companies, effective January 1, 1998.                         _____

10.7 The Morgan Group, Inc. Employee Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 30, 1995.

10.8 Consulting Agreement between Morgan Drive Away, Inc. and Paul D. Borghesani, effective as of April 1, 1996, is incorporated by reference to Exhibit 10.19 the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, filed on April 1, 1996.

10.9 Employment Agreement between Morgan Drive Away, Inc. and Terence L. Russell is incorporated by reference to
         Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, filed on April 1, 1996.

10.10 Stock Purchase Agreement between Morgan Drive Away, Inc. and Terence L. Russell is incorporated by reference to
         Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, filed on April 1, 1996.

10.11 Asset Purchase Agreement, dated May 21, 1993, between Registrant, Transamerican Carriers, Inc., Ruby and Billy Davis and Morgan Drive Away, Inc., is incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

10.12 Management Agreement between Skandia International and Risk Management (Vermont), Inc. and Interstate Indemnity Company, dated December 15, 1992, is incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

10.13 Agreement for the Allocation of Income Tax Liability between Lynch Corporation and its Consolidated Subsidiaries, including the Registrant (formerly Lynch Services Corporation), dated December 13, 1988, as amended, is incorporated by reference to Exhibit 10.13 the Registrant's Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

10.14 MCI Corporate Service Agreement, dated December 12, 1994, between MCI Telecommunications Corporation and Morgan Drive Away, Inc., is incorporated by reference to
         Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 30, 1995.

10.15    First Amendment to MCI Corporate  Service Plan and other
         service  agreements  dated May 7, 1996 and September 30,
         1997.                                                         _____

10.16    Certain  Services  Agreement,  dated  January  1,  1995,
         between Lynch Corporation and the Registrant is incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 30, 1995.

10.17 Asset Purchase Agreement for Transfer Drivers Inc. and List of Schedules is incorporated by reference to
         Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, filed on April 1, 1996.

10.18 Asset Purchase Agreement between Registrant and Transit Homes of America, Inc., dated as of November 19, 1996, as amended as of December 30, 1996, is incorporated by reference to Exhibit (2)-1 to the Registrant's Form 8-K filed January 14, 1997.

10.19 Amendment to Asset Purchase Agreement between Registrant and Transit, Inc., dated as of December 29, 1996 is incorporated by reference to Exhibit (2)-2 to the Registrant's Form 8-K filed January 14, 1997.

11       Statement Re: Computation of Per Share Earnings               _____

21       Subsidiaries of the Registrant                                _____

23.1     Consent of Arthur Andersen LLP                                _____

23.2     Consent of Ernst & Young LLP                                  _____

27.1     Financial Data Schedule (1997)                                _____

27.2     Restated Financial Data Schedule (1996)                       _____