Form 10-Q
period 1998-03-31
MORGAN GROUP INC
filed 1998-05-12
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                        ---------------------------------


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 1998




                             THE MORGAN GROUP, INC.
                             2746 Old U. S. 20 West
                           Elkhart, Indiana 46515-1168
                                 (219) 295-2200



 Delaware                         1-13586                      22-2902315
 (State of               (Commission File Number)           (I.R.S.  Employer
 Incorporation)                                           Identification Number)


The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.


The number of shares outstanding of each of the Company's classes of common stock at April 30, 1998 was:

                  Class A - 1,438,000 shares
                  Class B - 1,200,000 shares

                             The Morgan Group, Inc.


                                      INDEX
                                                                           PAGE
                                                                          NUMBER

  PART I      FINANCIAL INFORMATION

  Item 1      Financial Statements

              Consolidated Balance Sheets as of
              March 31, 1998 and December 31, 1997                             3

              Consolidated Statements of
              Operations for the Three Month Periods
              Ended March 31, 1998 and 1997                                    4

              Consolidated Statements of
              Cash Flows for the Three Month Periods Ended
              March 31, 1998 and 1997                                          5

              Notes to Consolidated Financial                              6 - 7
              Statements as of March 31, 1998

  Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8 - 10


  PART II     OTHER INFORMATION                                               11

   Item 6     Exhibits and Reports on Form 8-K                                11

              Signatures                                                      12

                          PART I FINANCIAL INFORMATION

                     The Morgan Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)

                                                              March 31,      December 31,
                                                                1998             1997
ASSETS                                                       (unaudited)
                                                             -----------     ------------
Current assets:
   Cash and cash equivalents                                   $    137       $    380
   Trade accounts receivable, less allowance for doubtful
     accounts of $202 in 1998 and $183 in 1997                   14,864         13,362
   Accounts receivable, other                                       245            126
   Refundable taxes                                                 537            263
   Prepaid expenses and other current assets                      2,566          2,523
   Deferred income taxes                                          1,095          1,095
                                                               --------       --------
Total current assets                                             19,444         17,749

Property and equipment, net                                       4,417          4,315
Intangible assets, net                                            8,302          8,451
Deferred income taxes                                               767            767
Other assets                                                      1,361          1,464
                                                               --------       --------
Total assets                                                   $ 34,291       $ 32,746
                                                               ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Note payable to bank                                        $  3,515       $  2,250
   Trade accounts payable                                         4,403          3,410
   Accrued liabilities                                            5,497          4,966
   Accrued claims payable                                         2,125          2,175
   Refundable deposits                                            1,375          1,666
   Current portion of long-term debt                                764          1,153
                                                               --------       --------
Total current liabilities                                        17,679         15,620

Long-term debt, less current portion                              1,272          1,360
Long-term accrued claims payable                                  2,921          3,042
Commitments and contingencies                                   - - - -        - - - -

Shareholders' equity:
   Common stock, $.015 par value
     Class A:  Authorized shares - 7,500,000
     Issued shares - 1,605,553                                       23             23

     Class B:  Authorized shares - 2,500,000
     Issued and outstanding shares - 1,200,000                       18             18
   Additional paid-in capital                                    12,453         12,453
   Retained earnings                                              1,887          2,160
                                                               --------       --------
Total capital and retained earnings                              14,381         14,654

Less - treasury stock at cost 171,043 and
   167,643 Class A shares                                        (1,458)        (1,426)
      - loan to officer for stock purchase                         (504)          (504)
                                                               --------       --------
Total shareholders' equity                                       12,419         12,724
                                                               --------       --------
Total liabilities and shareholders' equity                     $ 34,291       $ 32,746
                                                               ========       ========

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


                                              Three Months Ended
                                                   March 31,

                                              1998           1997
                                            --------       --------
Operating revenues:
   Manufactured housing                     $ 21,224       $ 19,669
   Driver outsourcing                          5,367          4,889
   Specialized transport                       4,323          6,137
   Other service revenue                       3,057          2,938
                                            --------       --------
Total operating revenues                      33,971         33,633

Costs and expenses:
   Operating costs                            31,655         30,675
   Selling, general and administrative         2,368          2,233
   Depreciation and amortization                 295            294
                                            --------       --------
                                              34,318         33,202

Operating (loss) income                         (347)           431
Interest expense, net                            144            131
                                            --------       --------
Income (loss) before income taxes               (491)           300

Income tax expense (benefit)                    (260)            34
                                            --------       --------
Net income (loss)                           $   (231)      $    266
                                            ========       ========

Net income (loss) per common share:
   Basic and Diluted:
      Class A common stock                  $  (0.08)      $   0.10
                                            ========       ========
      Class B common stock                  $  (0.09)      $   0.09
                                            ========       ========

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                        1998          1997
                                                                      -------       -------

Operating activities:
Net income (loss)                                                     $  (231)      $   266
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
   Depreciation and amortization                                          295           303
   Gain on disposal of property and equipment                             (13)          (21)

Changes in operating assets and liabilities:
   Trade accounts receivable                                           (1,502)       (3,483)
   Other accounts receivable                                             (119)         (214)
   Refundable taxes                                                      (274)           21
   Prepaid expenses and other current assets                              (43)          718
   Other assets                                                           103          (117)
   Trade accounts payable                                                 993           988
   Accrued liabilities                                                    531          (437)
   Accrued claims payable                                                (171)          442
   Refundable deposits                                                   (291)         (553)
                                                                      -------       -------
   Net cash used in operating activities                                 (722)       (2,087)

Investing activities:
   Purchases of property and equipment                                   (255)         (189)
   Proceeds from sale of property and equipment                            20            48
   Business acquisitions                                                - - -           (37)
                                                                      -------       -------
   Net cash used in investing activities                                 (235)         (178)

Financing activities:
   Net proceeds from notes payable to bank                              1,265         3,100
   Principle payments on long-term debt                                  (477)         (931)
   Purchase of treasury stock                                             (32)          (38)
   Common stock dividends paid                                            (42)          (42)
                                                                      -------       -------
Net cash provided by financing activities                                 714         2,089
                                                                      -------       -------

Net decrease in cash and equivalents                                     (243)         (176)

Cash and cash equivalents at beginning of period                          380         1,308
                                                                      -------       -------

Cash and cash equivalents at end of period                            $   137       $ 1,132
                                                                      =======       =======

                     The Morgan Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1998


  Note 1.Basis of Presentation

         The accompanying consolidated interim financial statements have been prepared by The Morgan Group, Inc. and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulation. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

         The consolidated financial statements include the accounts of the Company and its subsidiaries, Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company, MDA Corporation, and Morgan Finance, Inc., all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

  Note 2.  Recent Accounting Pronouncements

         Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting and display for comprehensive income and its components in a full set of general purpose financial statements. There is no difference between comprehensive income and net income for the quarters ended March 31, 1998 and 1997.

  Note 3.  Indebtedness

         The Company, on March 25, 1998, replaced the previous credit facility with a $15,000,000 revolving line of credit that matures on April 30, 2001. Additionally, the Company obtained from the same bank an $8,000,000 facility for letters of credit which expires on April 30, 1999. Revolving credit borrowings are limited to 80% of qualified trade accounts receivable. These facilities provide financing for working capital needs, letters of credit, and general corporate needs.

         Interest on the line of credit is determined at the Company's option at the time of the borrowing, based on the bank's prime rate or until December 31, 1998 at the London Interbank Offering Rate ("LIBOR"), plus 165 basis points. The LIBOR rate will be adjusted after December 31, 1998. The letter of credit rate is the applicable LIBOR margin rate.

         The agreement required payment of a closing fee of $25,000 and a facility fee of 25 basis points payable quarterly on the $15,000,000 revolving line of credit. The Company is to maintain certain minimum levels of net worth and a debt to net worth and interest coverage
         ratio.   Borrowings   are   secured  by  trade   accounts   receivable,
         transportation equipment, office and service equipment, and general intangible assets.

  Note 4.  Net Income (Loss) Per Common Share

         Net income (loss) available to each class of common stock is determined by adding together the amount of applicable dividends declared and the amount of undistributed earnings (loss) allocated. Undistributed earnings (loss) is allocated to each class of common stock equally per share.

         Net income (loss) applicable to common stocks is the same for the basic and diluted EPS computations for all periods presented. The following table reconciles basic and diluted earnings per share (dollars in thousands, except share amounts):


                                                                           Three Months Ended
                                                                                March 31,
                                                                               (unaudited)
                                                                          1998              1997
                                                                       -----------       -----------

Allocation of net income (loss) to common stocks:
  Class A Stock:
    Dividends                                                          $        30       $        30
    Allocation of undistributed earnings (loss)                               (149)              124
                                                                       -----------       -----------
  Net income (loss) applicable to Class A stock-basic and diluted      $      (119)      $       154
                                                                       -----------       -----------

  Class B Stock:
    Dividends                                                          $        12       $        12
    Allocation of undistributed earnings (loss)                               (124)              100
                                                                       -----------       -----------
  Net income (loss) applicable to Class B stock-basic and diluted      $      (112)      $       112
                                                                       -----------       -----------

Net income (loss)                                                      $      (231)      $       266
                                                                       ===========       ===========

Weighted average shares outstanding:
  Class A stock:
    Basic                                                                1,436,214         1,482,601
      Dilutive effect of stock options                                       9,563             1,387
                                                                       -----------       -----------
    Diluted                                                              1,445,777         1,483,988
                                                                       ===========       ===========

  Class B stock-basic and diluted                                        1,200,000         1,200,000
                                                                       ===========       ===========

Class A basic and diluted EPS                                          $     (0.08)      $      0.10
                                                                       ===========       ===========
Class B basic and diluted EPS                                          $     (0.09)      $      0.09
                                                                       ===========       ===========

           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


  The Morgan Group, Inc. is the nation's largest service company managing the delivery of manufactured homes, trucks, specialized vehicles, and trailers in the United States. Morgan provides outsourcing transportation services principally through a national network of independent owner operators. The Company dispatches its drivers from approximately 120 locations in 35 states. The Company's services also include providing certain insurance and financing services to its owner operators. The Manufactured housing group provides specialized transportation to companies which produce new manufactured homes, modular homes, and office trailers. In addition, the Manufactured housing group transports used manufactured homes and offices. The Driver outsourcing group provides drivers to customers to deliver commercial trucks and recreational vehicles. The Specialized transport group moves a variety of specialized vehicles, including semi-trailers, military vehicles, travel trailers and other commodities by utilizing specialized equipment.


  RESULTS OF OPERATIONS

  The following table sets forth the percentage relationships of operations data to revenue for the periods indicated.

                                            Three Months Ended
                                                 March 31,
                                               (Unaudited)
                                            1998          1997
                                           ------        ------
Statement of Operations Data:
Operating revenue                           100.0%        100.0%
Operating costs                              93.1          91.2
Selling, general and administration           7.0           6.6
                                           ------        ------
Depreciation and amortization                  .9            .9
Operating (loss) income                      (1.0)          1.3
Interest expense, net                          .4            .4
                                           ------        ------
Income (loss) before income taxes            (1.4)           .9
Income tax expense (benefit)                  (.7)           .1
                                           ------        ------
Net income (loss)                             (.7)%          .8%
                                           ======        ======

Operating revenues for the first quarter increased from $33.6 million in 1997, to $34.0 million in 1998. The first quarter of 1997 included $2.6 million of revenue from the discontinued truckaway operation which was part of Specialized transport. The increase was primarily in Manufactured housing operating revenues, which increased from $20.0 million in the first quarter of 1997 to $21.2 million for the same period in 1998. The Manufactured housing group principally experienced increased volume with the existing customer base in the first quarter of 1998. Driver outsourcing operating revenues also increased from $4.9 million in the first quarter of 1997 to $5.4 million for the same period in 1998.

Operating costs as a percent of operating revenue increased from 91.2% in the first quarter of 1997 to 93.1% in the first quarter of 1998. The first quarter of 1998 was adversely affected by bodily injury and cargo claims, as well as expenditures for professional staff and other infrastructure, particularly to support the Specialized transport group. Conversely, the Company had an excellent claim experience in the first quarter of 1997.

Selling, general and administration expenses increased from 6.6% of operating revenue in the first quarter of 1997 to 7.0% in the first quarter of 1998, primarily due to increased data processing costs and bad debts expense.

The operating loss was 1.0% of operating revenues in the first quarter of 1998 compared to operating income of 1.3% in 1997. The income tax benefit was $260,000 in the first quarter of 1998 compared to the $34,000 income tax provision in the first quarter of 1997.

The net loss in the first quarter of 1998 was $231,000 (Class A $0.08 and Class B $0.09 per basic and diluted share). The net income in the first quarter of 1997 was $266,000 (Class A $0.10 and Class B $0.09 per basic and diluted share).

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Recreational vehicles and travel trailer movements are generally stronger in the spring, when dealers build stock in anticipation of the summer vacation season, and late summer and early fall when new vehicle models are introduced. The Company's operating revenues, therefore, tend to be stronger in the second and third quarters.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $380,000 as of December 31, 1997 to $137,000 as of March 31, 1998, while debt levels increased $788,000. Cash was used during the first quarter of 1998 to finance trade accounts receivable growth of $1.5 million associated with strong March operating revenues. While the Company has historically used cash in operations in the first quarter of each year, this use in 1998 was $1.3 million less than in the prior year period. This improvement in cash management was due to accelerated trade accounts receivable collections and more stringent treasury management. The increase in trade accounts receivable was partially offset by increases in trade accounts payable and accrued liabilities.

Trade accounts receivable days sales outstanding (DSO) decreased from 37 days at December 31, 1997 to 31 days at March 31, 1998.

The Company, on March 25, 1998, entered into a $15.0 million revolving line of credit which matures on April 30, 2001. Additionally, the Company has obtained from the same bank an $8.0 million facility for letters of credit which expire on April 30, 1999. Revolving credit borrowings are limited to 80% of qualified trade accounts receivable. These facilities provide financing for working capital needs, letters of credit, and general corporate needs. The Company at March 31, 1998 had $7.3 million of unused credit under the revolving credit agreement.

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


FORWARD LOOKING DISCUSSION

This report contains a number of forward-looking statements. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the risk of declining production in the manufactured housing industry; the risk of losses or insurance premium increases from traffic accidents; the risk of loss of major customers; risks of competition in the recruitment and retention of qualified drivers in the transportation industry generally; risks of acquisitions or expansion into new business lines that may not be profitable; risks of changes in regulation and seasonality of the Company's business. Such factors are discussed in greater detail in the Company's Annual Report on Form 10-K for 1997 under Part I, Item 1, Business 7.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a)    The following exhibis are included herein:

                Exhibit 27.1 - Financial Data Schedule for the Quarter Ended March 31, 1998

                Exhibit 27.2 - Restated Financial Data Schedule for the Quarter Ended March 31, 1997

         (b)    Reports on Form 8-K:

                No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE MORGAN GROUP, INC.



                                             BY:  /s/ Dennis R. Duerksen
                                                  ------------------------------
                                                  Dennis R. Duerksen
                                                  Chief Financial Officer

 Date:  May 11, 1998