Form 10-Q
period 1998-06-30
MORGAN GROUP INC
filed 1998-08-14
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                        ---------------------------------


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 1998




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


The number of shares outstanding of each of the Company's classes of common stock at July 31, 1998 was:

                  Class A - 1,438,035 shares
                  Class B - 1,200,000 shares

                             The Morgan Group, Inc.


                                      INDEX
                                                                        PAGE
                                                                        NUMBER

  PART I        FINANCIAL INFORMATION

  Item 1        Financial Statements

                    Consolidated Balance Sheets as of
                    June 30, 1998 and December 31, 1997                     3

                    Consolidated Statements of
                    Operations for the Three and Six Month Periods
                    Ended June 30, 1998 and 1997                            4

                    Consolidated Statements of
                    Cash Flows for the Six Month Periods Ended
                    June 30, 1998 and 1997                                  5

                    Notes to Consolidated Financial
                    Statements as of June 30, 1998                      6 - 7


  Item 2        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     8 - 10


  PART II       OTHER INFORMATION                                           11

   Item 4       Submission of Matter to a Vote of Security Holders          11

   Item 6       Exhibits and Reports on Form 8-K                            11

                Signatures                                                  12

                          PART I FINANCIAL INFORMATION

                     The Morgan Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)



                                                                     June 30,            December 31,
                                                                      1998                  1997
ASSETS                                                             (unaudited)
                                                                   -------------      ----------------
Current assets:
   Cash and cash equivalents                                           $538                  $380
   Trade accounts receivable, less allowance for doubtful
     accounts of $242  in 1998 and $183 in 1997                      16,090                13,362
   Accounts receivable, other                                           351                   126
   Refundable taxes                                                     113                   263
   Prepaid expenses and other current assets                          2,528                 2,523
   Deferred income taxes                                              1,095                 1,095
                                                                    -------               -------
Total current assets                                                 20,715                17,749
                                                                    -------               -------

Property and equipment, net                                           4,313                 4,315
Intangible assets, net                                                8,154                 8,451
Deferred income taxes                                                   767                   767
Other assets                                                            863                 1,464
                                                                    -------               -------
Total assets                                                        $34,812               $32,746
                                                                    =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                              $3,000                $2,250
   Trade accounts payable                                             3,839                 3,410
   Accrued liabilities                                                6,101                 4,966
   Accrued claims payable                                             2,165                 2,175
   Refundable deposits                                                1,725                 1,666
   Current portion of long-term debt                                    676                 1,153
                                                                    -------               -------
Total current liabilities                                            17,506                15,620
                                                                    -------               -------

Long-term debt, less current portion                                  1,180                 1,360
Long-term accrued claims payable                                      3,094                 3,042
Commitments and contingencies                                       - - - -                 - - - -

Shareholders' equity:
   Common stock, $.015 par value
     Class A:  Authorized shares - 7,500,000
     Issued shares - 1,605,553                                           23                    23

     Class B:  Authorized shares - 2,500,000
     Issued and outstanding shares - 1,200,000                           18                    18
   Additional paid-in capital                                        12,459                12,453
   Retained earnings                                                  2,464                 2,160
                                                                    -------               -------
Total capital and retained earnings                                  14,964                14,654

Less - treasury stock at cost 166,918 and
   167,643 Class A shares                                            (1,428)               (1,426)
Loan to officer for stock purchase                                     (504)                 (504)
                                                                    -------               -------
Total shareholders' equity                                           13,032                12,724
                                                                    -------               -------
Total liabilities and shareholders' equity                          $34,812               $32,746
                                                                    =======               =======

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,

                                                                  1998       1997                  1998         1997
                                                             ------------ ------------          ------------ ------------
Operating revenues:
   Manufactured housing                                         $26,073     $25,541                $47,297     $45,210
   Driver outsourcing                                             6,111       5,209                 11,478      10,098
   Specialized transport                                          5,699       4,742                 10,022      10,879
   Other service revenues                                         3,640       3,719                  6,697       6,657
                                                                -------     -------                -------     -------
Total operating revenues                                         41,523      39,211                 75,494      72,844

Costs and expenses:
   Operating costs                                               37,123      35,582                 68,778      66,257
   Selling, general and administration                            2,873       2,041                  5,241       4,274
   Depreciation and amortization                                    288         302                    583         596
                                                                -------     -------                -------     -------
                                                                 40,284      37,925                 74,602      71,127

Operating income                                                  1,239       1,286                    892       1,717

Interest expense, net                                               189         168                    333         299
                                                                -------     -------                -------     -------

Income before income taxes                                        1,050       1,118                    559       1,418


Income tax expense                                                  433         419                    173         453
                                                                -------     -------                -------     -------

Net income                                                         $617        $699                   $386        $965
                                                                =======     =======                =======     =======

Net income per common share:
   Basic:
      Class A common stock                                        $0.24       $0.27                  $0.16       $0.37
                                                                =======     =======                =======     =======
      Class B common stock                                        $0.23       $0.26                  $0.14       $0.35
                                                                =======     =======                =======     =======
  Diluted:
      Class A common stock                                        $0.24       $0.27                  $0.15       $0.37
                                                                =======     =======                =======     =======
      Class B common stock                                        $0.23       $0.26                  $0.13       $0.35
                                                                =======     =======                =======     =======

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                              1998         1997
                                                             -------      -------

Operating activities:
Net income                                                   $   386      $   965
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
   Depreciation and amortization                                 583          596

   Gain on disposal of property and equipment                    (15)         (51)

Changes in operating assets and liabilities:
   Trade accounts receivable                                  (2,728)      (4,280)
   Other accounts receivable                                    (225)          (8)
   Refundable taxes                                              156          456
   Prepaid expenses and other current assets                      (5)       1,227
   Other assets                                                  601         (376)
   Trade accounts payable                                        429        1,933
   Accrued liabilities                                         1,135       (1,164)
   Accrued claims payable                                         42          364
   Refundable deposits                                            59         (431)
                                                             -------      -------
   Net cash provided by (used in) operating activities           418         (769)

Investing activities:
   Purchases of property and equipment                          (358)        (260)
   Proceeds from sale of property and equipment                   89          896
   Business acquisitions                                          --         (302)
                                                             -------      -------
   Net cash provided by (used in) investing activities          (269)         334

Financing activities:
   Net proceeds from note payable to bank                        750        1,304
   Principle payments on long-term debt                         (657)      (1,219)
   Purchase of treasury stock                                    (64)        (350)
   Proceeds from sale of treasury stock                           62           --
   Common stock dividends paid                                   (82)         (81)
                                                             -------      -------
Net cash provided by (used in) financing activities                9         (346)
                                                             -------      -------

Net increase (decrease) in cash and equivalents                  158         (781)

Cash and cash equivalents at beginning of period                 380        1,308
                                                             -------      -------

Cash and cash equivalents at end of period                   $   538      $   527
                                                             =======      =======

                     The Morgan Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1998


  Note 1.Basis of Presentation

         The accompanying consolidated interim financial statements have been prepared by The Morgan Group, Inc. and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

  Note 2.  Net Income Per Common Share

         Net income available to each class of common stock is determined by adding together the amount of applicable dividends declared and the amount of undistributed earnings allocated. Undistributed earnings are allocated to each class of common stock equally per share.

         Net income applicable to common stocks is the same for the basic and diluted EPS computations for all periods presented. The following table reconciles basic and diluted earnings per share (dollars in thousands, except share amounts):

                                                    Three Months Ended            Six Months Ended
                                                        June 30,                      June 30,
                                                  1998           1997           1998           1997
                                               ----------     ----------     ----------     ----------
Allocation of net income to common stocks:
  Class A Stock:
    Dividends                                  $       29     $       30     $       58     $       60
    Allocation of undistributed earnings              314            362            166            486
                                               ----------     ----------     ----------     ----------
  Net income applicable to Class A stock -
  basic and diluted                            $      343     $      392     $      224     $      546
                                               ----------     ----------     ----------     ----------


  Class B Stock:
    Dividends                                          12             12             24             24
    Allocation of undistributed earnings              262            295            138            395
                                               ----------     ----------     ----------     ----------
  Net income applicable to Class B stock -
     basic and diluted                         $      274     $      307     $      162     $      419
                                               ----------     ----------     ----------     ----------

Net income                                     $      617     $      699     $      386     $      965
                                               ==========     ==========     ==========     ==========

Weighted average shares outstanding:
  Class A stock:
    Basic                                       1,437,421      1,462,487      1,436,821      1,475,677
    Dilutive effect of stock options               17,779          9,636         13,116          6,483
                                               ----------     ----------     ----------     ----------
    Diluted                                     1,455,200      1,472,123      1,449,937      1,482,160
                                               ==========     ==========     ==========     ==========

  Class B stock-basic and diluted               1,200,000      1,200,000      1,200,000      1,200,000
                                               ==========     ==========     ==========     ==========

Class A basic EPS                              $     0.24     $     0.27     $     0.16     $     0.37
                                               ==========     ==========     ==========     ==========
Class B basic EPS                              $     0.23     $     0.26     $     0.14     $     0.35
                                               ==========     ==========     ==========     ==========

Class A diluted EPS                            $     0.24     $     0.27     $     0.15     $     0.37
                                               ==========     ==========     ==========     ==========
Class B diluted EPS                            $     0.23     $     0.26     $     0.13     $     0.35
                                               ==========     ==========     ==========     ==========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


     The Morgan Group, Inc. is the nation's largest service company managing the delivery of manufactured homes, trucks, specialized vehicles, and trailers in the United States. Morgan provides outsourcing transportation services principally through a national network of independent owner operators. The Company dispatches its drivers from approximately 112 offices in 32 states. The Company's services also include providing certain insurance and financing services to its owner operators. The Manufactured housing group provides specialized transportation to companies which produce new manufactured homes, modular homes, and office trailers. In addition, the Manufactured housing group transports used manufactured homes and offices. The Driver outsourcing group provides drivers to customers to deliver commercial trucks and recreational vehicles. The Specialized transport group moves a variety of specialized vehicles, including semi-trailers, military vehicles, travel trailers and other commodities by utilizing specialized equipment.


RESULTS OF OPERATIONS

     The following table sets forth the percentage relationships of operations data to revenue for the periods indicated.



                                         Three Months Ended                 Six Months Ended
                                              June 30,                          June 30,
                                            (Unaudited)                       (Unaudited)
                                         1998           1997              1998           1997
                                        ------         ------            ------         ------

Statement of Operations Data:
Operating revenues                      100.0%         100.0%            100.0%         100.0%
Operating costs                          89.4           90.7              91.1           91.0
Selling, general and administration       6.9            5.2               6.9            5.9
Depreciation and amortization              .7             .8                .8             .8
                                       ------         ------            ------         ------
Operating  income                         3.0            3.3               1.2            2.3
Interest expense, net                      .5             .4                .5             .4
                                       ------         ------            ------         ------
Income  before income taxes               2.5            2.9                .7            1.9
Income tax expense                        1.0            1.1                .2             .6
                                       ------         ------            ------         ------
Net income                                1.5%           1.8%               .5%           1.3%
                                       ======         ======            ======         ======

Operating revenues for the second quarter increased from $39.2 million in 1997, to a record amount of $41.5 million in 1998. The second quarter of 1997 included $0.7 million of revenues from the discontinued truckaway operation which was part of Specialized transport. The increase was primarily in the Specialized transport and Driver outsourcing operating revenues which increased 20.2% and 17.3%, respectively. Specialized transport operating revenues increased 41.0% after giving effect to the discontinuance of the truckaway operation in May of 1997.

The increase in Driver outsourcing is principally due to the growth in delivery of Class Eight vehicles and also increases in the delivery of recreational vehicles. The increase in Specialized transport is primarily due to the reconstruction of this business segment and the growth of the driver force.

Operating costs as a percent of operating revenues decreased from 90.7% in the second quarter of 1997 to 89.4% in the second quarter of 1998. This improvement was principally due to the effect of higher volume and less bodily injury and cargo claims expense in 1998, compared to 1997. Additionally, fixed costs were less in 1998 primarily due to the discontinuance of the truckaway operation and reductions in Manufactured housing, partially offset by increased dispatch and regional costs in Specialized transport.

Selling, general and administration expenses increased from 5.2% of operating revenues in the second quarter of 1997 to 6.9% in the second quarter of 1998, primarily due to increased salaries, health care expense and professional fees principally relating to information systems initiatives and Year 2000 compliance.

Operating income was 3.0% of operating revenues in the second quarter of 1998 compared to 3.3% in 1997. Net income was 1.5% of operating revenues in the second quarter of 1998 compared to 1.8% in 1997.

Operating revenues for the six months ended June 30, increased from $72.8 million in 1997 to $75.5 million in 1998. The first six months of 1997 included $3.3 million of revenues from the discontinued truckaway operation.

The increases were 4.6% in Manufactured housing, 13.7% in Driver outsourcing, and 32.2% in Specialized transport after giving effect to the discontinuance of the truckaway operation. Manufactured housing principally experienced increased volume with the existing customer base. The increases in Driver outsourcing and Specialized transport primarily are due to the reasons stated in the second quarter analysis.

Operating costs for the first six months as a percent of operating revenue remained at approximately 91% of operating revenues. The adverse bodily injury and cargo claim expense in the first quarter of 1998 offset the benefits previously discussed.

Selling, general and administration expenses for the first six months increased from 5.9% of operating revenue in 1997 to 6.9% in 1998, primarily due to increased salaries, information systems costs, and bad debt expense.

Operating income was 1.2% of operating revenues for the first six months of 1998 compared to operating income of 2.3% in 1997. Net income was 0.5% of operating revenues in 1998 compared to 1.3% in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased from $380,000 as of December 31, 1997 to $538,000 as of June 30, 1998, while debt levels increased $93,000. Cash was used during the first six months of 1998 to finance trade accounts receivable growth of $2.7 million associated with record operating revenues. The Company has generated net cash of $418,000 from operations in the first six months of 1998, compared to $769,000 net cash used in the first six months of 1997. This improvement in cash management has been due to accelerated trade accounts receivable collections and more stringent treasury management. The increase in trade accounts receivable was partially offset by increases in trade accounts payable and accrued liabilities.

Trade accounts receivable days sales outstanding decreased from 37 days at December 31, 1997 to 32 days at June 30, 1998.


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

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

         On June 18, 1998, the Company held its Annual Meeting of Shareholders, the results of which follow:

         Report of proxies received and shares voted June 18, 1998

                                      Total            Voted          % of Total
                                      -----            -----          ----------

Number of shares of Class B
common stock                        1,200,000        1,200,000           100%

Number of shares of Class A
common stock                        1,433,910        1,359,367            95%

1.  Election of directors elected by
     all shareholders (1-year term)


                                                                 Against or
                                                   For            Withheld         Abstained         Non-Votes
                                                   ---            --------         ---------         ---------
Charles C. Baum                                 1,353,367           6,000             -0-             74,543
Richard B. Black                                1,353,062           6,305             -0-             74,543
Frank E. Grzelecki                              1,353,367           6,000             -0-             74,543
Robert S. Prather, Jr.                          1,353,367           6,000             -0-             74,543

2.  Election of directors by holders of
     Class A common stock (1-year term)

     Bradley J. Bell                            1,353,367           6,000             -0-             74,543


Item 6 - Exhibits and Reports on Form 8-K

         (a)    The following exhibits are included herein:

                Exhibit 27(1) - Financial Data Schedule for Six Month Period Ended June 30, 1998 Exhibit 27(2) - Restated Financial Data Schedule for Six Month Period Ended June 30, 1997

         (b)    Reports on Form 8-K:

                No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



 THE MORGAN GROUP, INC.



BY:  /s/ Dennis R. Duerksen
     --------------------------
     Dennis R. Duerksen
     Chief Financial Officer


Date: August 14, 1998