Form 10-Q
period 1998-09-30
MORGAN GROUP INC
filed 1998-11-13
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 1998



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

The number of shares outstanding of each of the Company's classes of common stock at October 30, 1998 was:

                  Class A - 1,354,435 shares
                  Class B - 1,200,000 shares

                             The Morgan Group, Inc.

                                      INDEX

                                                                         PAGE
                                                                        NUMBER

PART I       FINANCIAL INFORMATION

Item 1       Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 1998 and December 31, 1997                  3

                  Consolidated Statements of
                  Operations for the Three and Nine Month Periods
                  Ended September 30, 1998 and 1997                         4

                  Consolidated Statements of
                  Cash Flows for the Nine Month Periods Ended
                  September 30, 1998 and 1997                               5

                  Notes to Consolidated Interim Financial
                  Statements as of September 30, 1998                   6 - 7

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       8 - 11

PART II      OTHER INFORMATION                                             12

Item 6       Exhibits and Reports on Form 8-K                              12

             Signatures                                                    13

                          PART I FINANCIAL INFORMATION
                     The Morgan Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)


                                                           September 30,    December 31,
                                                               1998            1997
ASSETS                                                      (unaudited)
                                                              --------       --------
Current assets:
  Cash and cash equivalents                                   $    126       $    380
  Trade accounts receivable, less allowance for doubtful
    accounts of $268 in 1998 and $183 in 1997                   15,732         13,362
  Accounts receivable, other                                       363            126
  Refundable taxes                                                  --            263
  Prepaid expenses and other current assets                      1,959          2,523
  Deferred income taxes                                          1,122          1,095
                                                              --------       --------
Total current assets                                            19,302         17,749
                                                              --------       --------

Property and equipment, net                                      4,661          4,315
Intangible assets, net                                           8,168          8,451
Deferred income taxes                                            1,094            767
Other assets                                                       865          1,464
                                                              --------       --------
Total assets                                                  $ 34,090       $ 32,746
                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                                        $     --       $  2,250
  Trade accounts payable                                         5,281          3,410
  Accrued liabilities                                            6,457          4,966
  Income taxes payable                                              47             --
  Accrued claims payable                                         2,166          2,175
  Refundable deposits                                            1,882          1,666
  Current portion of long-term debt                                694          1,153
                                                              --------       --------
Total current liabilities                                       16,527         15,620
                                                              --------       --------

Long-term debt, less current portion                               859          1,360
Long-term accrued claims payable                                 3,617          3,042
Commitments and contingencies                                       --             --

Shareholders' equity:
  Common stock, $.015 par value
    Class A: Authorized shares - 7,500,000
    Issued shares - 1,605,553                                       23             23

    Class B: Authorized shares - 2,500,000
    Issued and outstanding shares - 1,200,000                       18             18
  Additional paid-in capital                                    12,459         12,453
  Retained earnings                                              2,745          2,160
                                                              --------       --------
Total capital and retained earnings                             15,245         14,654

Less - treasury stock at cost (250,518 and
  167,643 Class A shares)                                       (2,158)        (1,426)
  Loan to officer for stock purchase                                --           (504)
                                                              --------       --------
Total shareholders' equity                                      13,087         12,724
                                                              --------       --------
Total liabilities and shareholders' equity                    $ 34,090       $ 32,746
                                                              ========       ========

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



                                            Three Months Ended          Nine Months Ended
                                               September 30,               September 30,

                                             1998          1997          1998          1997
                                           --------      --------      --------      --------

Operating revenues:
  Manufactured housing                     $ 24,775      $ 25,447      $ 72,072      $ 70,721
  Driver outsourcing                          5,571         5,116        17,049        15,177
  Specialized transport                       5,621         4,048        15,643        14,904
  Other service revenues                      3,168         3,679         9,865        10,335
                                           --------      --------      --------      --------
Total operating revenues                     39,135        38,290       114,629       111,137

Costs and expenses:
  Operating costs                            35,560        34,490       104,338       100,768
  Selling, general and administration         2,580         2,240         7,821         6,493
  Depreciation and amortization                 296           309           879           906
                                           --------      --------      --------      --------
                                             38,436        37,039       113,038       108,167

Operating income                                699         1,251         1,591         2,970
Interest expense, net                           127           149           460           448
                                           --------      --------      --------      --------
Income before income taxes                      572         1,102         1,131         2,522

Income tax expense                              251           397           424           850
                                           --------      --------      --------      --------
Net income                                 $    321      $    705      $    707      $  1,672
                                           ========      ========      ========      ========

Net income per common share:
  Basic:
    Class A common stock                   $   0.13      $   0.27      $   0.28      $   0.64
                                           ========      ========      ========      ========
    Class B common stock                   $   0.12      $   0.26      $   0.25      $   0.61
                                           ========      ========      ========      ========

  Diluted:
    Class A common stock                   $   0.13      $   0.27      $   0.28      $   0.64
                                           ========      ========      ========      ========
    Class B common stock                   $   0.12      $   0.26      $   0.25      $   0.61
                                           ========      ========      ========      ========

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                               Nine Months Ended
                                                                  September 30,
                                                               1998          1997
                                                              -------       -------

Operating activities:
Net income                                                    $   707       $ 1,672
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
  Depreciation and amortization                                   879           906
  Debt amortization                                                 7            27
  Loss (gain) on disposal of property and equipment                 1           (67)
  Deferred income taxes                                          (354)           --

Changes in operating assets and liabilities:
  Trade accounts receivable                                    (2,370)       (4,973)
  Other accounts receivable                                      (237)         (252)
  Refundable taxes                                                263           530
  Prepaid expenses and other current assets                       557           243
  Other assets                                                    599          (243)
  Trade accounts payable                                        1,871         1,874
  Accrued liabilities                                           1,538          (968)
  Accrued claims payable                                          228           524
  Refundable deposits                                             216          (408)
                                                              -------       -------
  Net cash provided by (used in) operating activities           3,905        (1,135)

Investing activities:
  Purchases of property and equipment                            (534)         (562)
  Proceeds from sale of property and equipment                    190         1,141
  Business acquisitions                                          (160)         (409)
                                                              -------       -------
  Net cash provided by (used in) investing activities            (504)          170

Financing activities:
  Net proceeds from (repayment of) note payable to bank        (2,250)        2,550
  Principle payments on long-term debt                         (1,061)       (1,344)
  Proceeds from exercise of options                                68            --
  Treasury stock purchases, net of officer loan                  (290)         (408)
  Common stock dividends paid                                    (122)         (121)
                                                              -------       -------
  Net cash provided by (used in) financing activities          (3,655)          677
                                                              -------       -------
Net increase (decrease) in cash and equivalents                  (254)         (288)

Cash and cash equivalents at beginning of period                  380         1,308
                                                              -------       -------
Cash and cash equivalents at end of period                    $   126       $ 1,020
                                                              =======       =======

                     The Morgan Group, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                   (Unaudited)

                               September 30, 1998

Note 1.   Basis of Presentation

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

           The consolidated financial statements include the accounts of the Company and its subsidiaries, Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company, MDA Corporation, and Morgan Finance, Inc., all of which are wholly owned. Significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2.   Special Employee Stock Purchase Plan

           In February of 1996, the Company adopted a Special Employee Stock Purchase Plan ("Plan") under which Morgan Drive Away's President and Chief Executive Officer purchased 70,000 shares of Class A common stock from treasury stock at the then current market value price of $560,000. Under the terms of the Plan, $56,000 was delivered to the Company and a promissory note was executed in the amount of $504,000. This officer terminated his employment and the Plan on July 17, 1998. The Company purchased his 70,000 shares of Class A Common stock for $637,000.

Note 3.   Net Income Per Common Share

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

           Net income applicable to common stocks is the same for the basic and diluted EPS computations for all periods presented. The following table reconciles basic and diluted earnings per share (dollars in thousands, except share amounts):



                                                  Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                                   1998            1997            1998            1997
                                                ----------      ----------      ----------      ----------

Allocation of net income to common stocks:
  Class A stock:
    Dividends                                   $       28      $       29      $       86      $       85
    Allocation of undistributed earnings               151             363             317             854
                                                ----------      ----------      ----------      ----------

  Net income applicable to Class A stock -
    basic and diluted                           $      179      $      392      $      403      $      939
                                                ----------      ----------      ----------      ----------

  Class B stock:
    Dividends                                           12              12              36              36
    Allocation of undistributed earnings               130             301             268             697
                                                ----------      ----------      ----------      ----------

  Net income applicable to Class B stock -
    basic and diluted                           $      142      $      313      $      304      $      733
                                                ----------      ----------      ----------      ----------

Net income                                      $      321      $      705      $      707      $    1,672
                                                ==========      ==========      ==========      ==========

Weighted average shares outstanding:
  Class A stock:
    Basic                                        1,398,548       1,443,315       1,423,923       1,468,715
      Dilutive effect of stock options               3,967          11,938          11,221           5,178
                                                ----------      ----------      ----------      ----------

    Diluted                                      1,402,515       1,455,253       1,435,144       1,473,893
                                                ==========      ==========      ==========      ==========


  Class B stock-basic and diluted                1,200,000       1,200,000       1,200,000       1,200,000
                                                ==========      ==========      ==========      ==========

  Class A basic EPS                             $     0.13      $     0.27      $     0.28      $     0.64
                                                ==========      ==========      ==========      ==========

  Class B basic EPS                             $     0.12      $     0.26      $     0.25      $     0.61
                                                ==========      ==========      ==========      ==========

  Class A diluted EPS                           $     0.13      $     0.27      $     0.28      $     0.64
                                                ==========      ==========      ==========      ==========

  Class B diluted EPS                           $     0.12      $     0.26      $     0.25      $     0.61
                                                ==========      ==========      ==========      ==========


           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

The Morgan Group, Inc. is the nation's largest service company managing the delivery of manufactured homes, trucks, specialized vehicles, and trailers in the United States. Morgan provides outsourcing transportation services principally through a national network of independent owner operators. The Company dispatches its drivers from approximately 106 offices in 32 states. The Company's services also include providing certain insurance and financing services to its owner operators. The Manufactured housing group provides specialized transportation to companies which produce new manufactured homes, modular homes, and office trailers. In addition, the Manufactured housing group transports used manufactured homes and offices. The Driver outsourcing group provides drivers to customers to deliver commercial trucks and recreational vehicles. The Specialized transport group moves a variety of specialized vehicles, including semi-trailers, military vehicles, travel trailers and other commodities by utilizing specialized equipment.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of operations data to revenue for the periods indicated.



                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                              (Unaudited)                (Unaudited)
                                            1998         1997         1998         1997
                                           ------       ------       ------       ------

Statement of operations data:
Operating revenues                          100.0%       100.0%       100.0%       100.0%
Operating costs                              90.9         90.1         91.0         90.7
Selling, general and administration           6.6          5.8          6.8          5.8
Depreciation and amortization                  .7           .8           .8           .8
                                           ------       ------       ------       ------

Operating income                              1.8          3.3          1.4          2.7
Interest expense, net                          .4           .4           .4           .4
                                           ------       ------       ------       ------

Income before income taxes                    1.4          2.9          1.0          2.3
Income tax expense                             .6          1.1           .4           .8
                                           ------       ------       ------       ------

Net income                                     .8%         1.8%          .6%         1.5%
                                           ======       ======       ======       ======


Operating revenues for the third quarter increased from $38.3 million in 1997 to $39.1 million in 1998. This increase was in the Specialized transport and Driver outsourcing operating revenues which increased 38.9% and 8.9%, respectively. Manufactured housing operating revenues decreased 2.6%.

The increase in Specialized transport is primarily due to the reconstruction of this business segment, an increase in the driver force, improved driver utilization, and some price increases. The increase in Driver outsourcing is principally due to the growth in delivery of Class Eight vehicles. The decrease in Manufactured housing operating revenues was the net result of the loss of accounts principally in the south and southwest which, in the quarter, was greater than the growth of contract business.

Operating costs as a percent of operating revenues increased from 90.1% in the third quarter of 1997 to 90.9% in the third quarter of 1998. This was principally due to higher bodily injury and cargo claims expense in 1998, compared to 1997. The Company in 1998 is benefiting from lower Manufactured housing fixed costs which have been partially offset by increased dispatch and regional costs in Specialized transport and Driver outsourcing.

Selling, general and administration expenses increased from 5.8% of operating revenues in the third quarter of 1997 to 6.6% in the third quarter of 1998, primarily due to increased salaries and health care expenses.

Operating income was 1.8% of operating revenues in the third quarter of 1998 compared to 3.3% in 1997. Net income was 0.8% of operating revenues in the third quarter of 1998 compared to 1.8% in 1997.

Operating revenues for the nine months ended September 30, increased from $111.1 million in 1997 to $114.6 million in 1998. The first nine months of 1997 included $3.3 million of revenues from the discontinued truckaway operation.

The increases were 1.9% in Manufactured housing, 12.3% in Driver outsourcing, and 34.8% in Specialized transport after giving effect to the discontinuance of the truckaway operation. The increases in Driver outsourcing and Specialized transport primarily are due to the reasons stated in the third quarter analysis.

Operating costs for the first nine months as a percent of operating revenue increased from 90.7% in 1997 to 91.0% of operating revenues. The adverse bodily injury and cargo claim expense in the first and third quarters of 1998 offset the benefits previously discussed, and lower fixed costs due to the discontinuance of the truckaway operation.

Selling, general and administration expenses for the first nine months increased from 5.8% of operating revenue in 1997 to 6.8% in 1998, primarily due to increased salaries, health care expense, information systems costs, and bad debt expense.

Operating income was 1.4% of operating revenues for the first nine months of 1998 compared to operating income of 2.7% in 1997. Net income was 0.6% of operating revenues in 1998 compared to 1.5% in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $380,000 as of December 31, 1997 to $126,000 as of September 30, 1998, while debt levels decreased $3,210,000. The Company has generated net cash of $3,903,000 from operations in the first nine months of 1998, compared to $1,135,000 net cash used in the first nine months of 1997. This improvement in cash management has been due to accelerated trade accounts receivable collections and more stringent treasury management. Trade accounts payable and accrued liabilities increased $3.4 million during the first nine months of 1998. Cash was used during the first nine months of 1998 to finance trade accounts receivable growth of $2.4 million associated with record operating revenues.

Trade accounts receivable days sales outstanding decreased from 37 days at December 31, 1997 to 32 days at September 30, 1998.

YEAR 2000 COMPLIANCE

The Company recognizes the need to ensure its operations will not be adversely affected by Year 2000 software failures and has established a project team to address the Year 2000 issue. The Company has a program in place designed to bring the systems into Year 2000 compliance in time to minimize any significant detrimental effects on operations. Our goal is to have our remediated and replaced systems operational by July, 1999 to allow time for testing and verification. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans.

The Company has completed the assessment of Year 2000 issues. The first phase of the compliance plan has been completed with installation and conversion to a mainframe computer. This computer provides adequate computing power to complete application software conversion and remediation. Financial applications should be Year 2000 compliant by the first quarter of 1999.

The third phase of the Year 2000 compliance program involves the actual remediation and replacement of operating systems. Rather than remediate, a significant portion of the operating software is being replaced by compliant purchased software. Implementation is scheduled to be completed by July, 1999. The Company is using both internal and external resources to complete this phase. Systems ranked highest in priority are scheduled first for remediation or replacement, with final testing and certification for Year 2000 readiness completed by September, 1999.

The Company also faces risk to the extent that services and systems purchased by the Company and others with whom the Company transacts business do not comply with Year 2000 requirements. As part of the Year 200 compliance program, significant service providers, vendors, customers and governmental entities that are believed to be critical to business operations after January 1, 2000 have been identified and steps are being undertaken in an attempt to reasonably determine their stage of Year 2000 readiness.

External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. The total amount expended on the project through September 30, 1998 was $63,000. Costs to be incurred in the remainder of 1998 and 1999 to fix Year 2000 problems are estimated at approximately $330,000. These estimated costs do not include normal ongoing costs for computer hardware and software that would be replaced even without the presence of the Year 2000 issue. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on its results of operations or financial condition.

Based on the progress the Company has made in addressing its Year 2000 issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. As the Company's plan is to address its significant Year 2000 issues prior to being affected by them, it has not developed a comprehensive contingency plan.

However, if the Company identifies significant risks related to its Year 2000 compliance or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

           (a)    The following exhibits are included herein:

           Exhibit 27(1) - Financial Data Schedule for Nine Month Period Ended September 30, 1998

           Exhibit 27(2) - Restated Financial Data Schedule for Nine Month Period Ended September 30, 1997

           (b)    Reports on Form 8-K:

           Report filed on July 29, 1998 announcing the appointment of Edward Charleston as President and Chief Executive Officer of Morgan Drive Away, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE MORGAN GROUP, INC.

                                                BY:  /s/ Dennis R. Duerksen

                                                Dennis R. Duerksen
                                                Chief Financial Officer

                                                Date: November 13, 1998