Form 10-K
period 1998-12-31
MORGAN GROUP INC
filed 1999-03-31
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

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

                                 YES X    NO ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 26, 1999 was $7,392,000. The number of shares of the Registrant's Class A common stock $.015 par value and Class B common stock $.015 par value, outstanding as of March 26, 1999, was 1,249,207 shares, and 1,200,000 shares, respectively.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated into Part III of this report.

Part I

Item 1.  BUSINESS

Overview

The Company is the nation's largest publicly owned service company in managing the delivery of manufactured homes, commercial vehicles and specialized equipment in the United States, and through its wholly owned subsidiary, Morgan Drive Away, Inc. ("Morgan") has been operating since 1936. The Company provides outsourcing transportation services through a national network of approximately 1,530 Independent Owner-Operators and approximately 1,420 other drivers. The Company dispatches its drivers from 105 locations in 32 states. The Company's largest customers include Oakwood Homes Corporation, Fleetwood Enterprises, Inc., Champion Enterprises, Inc., Winnebago Industries, Inc., Clayton Homes, Inc., Cavalier Homes, Inc., Palm Harbor Homes, Inc., Four Seasons Housing, Inc., Ryder System, Inc., and Fairmont Homes, Inc. The Company's services also include providing certain insurance and financing services to the independent owner-operators.

As further described below, the Company's strategy is to grow through expansion in the niche businesses already being serviced with heavy emphasis on outsourcing, along with pursuing acquisitions of niche transportation carriers who are servicing their customer base with unique service and/or equipment. In addition, the Company will look to expand insurance product offerings to drivers through its subsidiary, Interstate Indemnity Company ("Interstate"), and to broaden its financing activities through Morgan Finance, Inc. ("Finance").

Morgan,  the  Company's  principal  subsidiary,  was founded in 1936 in Elkhart,
Indiana  and  incorporated  in  1942.  The  Morgan  Group,  Inc.  is a  Delaware
corporation formed by Lynch Corporation in 1988 to acquire Morgan and Interstate. In 1994, the Company formed Finance for the purpose of offering financing to independent owner-operators. In 1995, the Company acquired the assets of Transfer Drivers, Inc. ("TDI"), a northern Indiana-based outsourcing company. TDI participates in the fragmented truck delivery business focusing on relocation of consumer and commercial vehicles for customers, including Budget One-Way Rental, Ryder System, Inc., and Ford Motor Company.

In December 1996, the Company acquired the assets of Transit Homes of America, Inc. ("Transit"), a national outsourcing company located in Boise, Idaho. Transit is a provider of services primarily to the manufactured housing and specialized transport industries.

The Company decided in the fourth quarter of 1996 to discontinue the "Truckaway" operation of the Specialized Outsourcing Services segment. Truckaway was a line of business that transported van conversions, tent campers, and other automotive products on company-owned equipment.

The Company's principal office is located at 2746 Old U.S. 20 West, Elkhart, Indiana 46514-1168.

Industry Information

Manufactured Housing

The largest portion of the Company's operating revenues are derived from transportation of manufactured housing, primarily new manufactured homes. Unit shipments by the manufactured housing industry (considering double-wide homes as two shipments) in the U.S. increased by approximately 8% to 602,000 in 1998 from 558,000 in 1997, after 6% and 9% increases in 1997 and 1996, respectively, according to data from the Manufactured Housing Institute ("MHI"). A manufactured home is an affordable housing alternative. The Company believes the manufactured housing industry production should continue to grow along with the general economy, especially while employment statistics and consumer confidence remain strong. The Company believes that the principal economic consideration of the typical manufactured home buyer is the monthly payment required to purchase a manufactured home and that purchasers are generally less affected by incremental increases in interest rates than those purchasers of site built homes. There is no assurance, however, that manufactured housing production will continue to increase.

Company Services

The  Company  operates  in  these  business  segments:   Manufactured   Housing,
Specialized Outsourcing Services, and Insurance and Finance.

     o Manufactured Housing Segment. Manufactured Housing, which includes Transit, provides specialized transportation to companies which produce new manufactured homes, modular homes, and office trailers. In addition, Manufactured Housing transports used manufactured homes and offices for individuals, businesses, and the U.S. Government. Based on industry shipment data available from the MHI, and the Company's knowledge of the industry and its principal competitors, the Company is the largest transporter of manufactured homes in the United States. Manufactured Housing ships products through approximately 1,160 independent owner-operators who drive specially modified semi-tractors, referred to as "toters," used in manufactured housing transportation to reduce combined vehicle length. Makers of manufactured housing generally ship their products no more than a few hundred miles from their production facilities. Therefore, to serve the regional structure of this industry, the Company positions its dispatch offices close to the production facilities it is serving. Approximately 30 of the Company's dispatch offices are located in such a manner to serve the needs of a single manufactured housing producer. Most manufactured housing units, when transported by a toter require a special permit prescribing the time and manner of transport for over-dimensional loads. See "Business-Regulation." The Company obtains the permits required for each shipment from each state through which the shipment will pass. In 1998, Manufactured Housing delivered approximately 179,000 units.

     o Specialized Outsourcing Services Segment. The Specialized Outsourcing Services provides outsourcing transportation services primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles and trailers through a network of service centers in nine states. Driver outsourcing (including TDI), engages the services of approximately 1,420 drivers which are outsourced to customers to deliver recreational, commercial, and other specialized vehicles. In 1998, Driver outsourcing delivered approximately 45,000 units through the use of these drivers. In 1998, the large trailer ("Towaway") operation moved approximately 15,000 trailers. Towaway contracts with approximately 209 independent owner-operators who drive semi-tractors. Additionally, travel and other small trailers are delivered by independent owner-operators utilizing pickup trucks. The Company in 1997, initiated a new vehicle transportation and delivery service, called "decking". Decking is the delivery of two to four over-the-road highway tractors by means of mounting one or more tractors on the rear of a preceding tractor.

     o Insurance and Finance Segment. The Insurance and Finance segment provides insurance and financing to the Company's drivers and independent owner-operators. Interstate, the Company's insurance subsidiary, may accept a limited portion or all of the underwriting risk, retaining the appropriate proportion of the premiums. This segment administers the cargo, bodily injury and property damage insurance programs.

Selected Operating and Industry Participation Information

The following tables set forth operating information and industry participation in the manufactured housing industry with respect to the aforementioned Company trucking operations for each of the five years ended December 31, 1998.

                                                            Years Ended December 31,
Manufactured Housing
   Operating Information:                  1994          1995          1996          1997          1998
                                         --------      --------      --------      --------      --------
New home shipments                         98,181       114,890       121,136       154,389       161,543
Other shipments                            23,423        20,860        23,465        24,144        17,330
                                         --------      --------      --------      --------      --------
Total shipments                           121,604       135,750       144,601       178,533       178,873

Linehaul revenues (in thousands) (1)     $ 53,520      $ 63,353      $ 72,616      $ 93,092      $ 94,158

Manufactured Housing
   Industry Participation:

Industry production (2)                   451,646       505,819       553,133       558,435       601,678
New home shipments                         98,181       114,890       121,136       154,389       161,543
Shares of units shipped                      21.7%         22.7%         21.9%         27.6%         26.8%

Specialized Outsourcing Services
   Operating Information:

Shipments                                  73,994        94,291        99,623        80,314        82,344
Linehaul revenues (in thousands) (1)     $ 43,443      $ 49,336      $ 49,259      $ 39,336      $ 42,994


(1) Linehaul revenue is derived by multiplying the miles of a given shipment by the stated mileage rate.
-
(2) Based on reports of Manufactured Housing Institute ("MHI"). To calculate shares of new homes shipped, the Company assumes two unit shipments for each multi-section home.

Additional financial information about the business segments is included in Management's Discussion and Analysis of Financial Conditions and Results of Operations and in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8.

Growth Strategy

The Company's strategy is to focus on the profitable core transportation services (Manufactured Housing and Specialized Outsourcing Services) so that operating revenues and profitability can grow in its area of dominant market position. The Company will also look for opportunities to capitalize and/or grow its market in manufactured housing and outsourcing through acquisitions if suitable opportunities arise. To enhance its profitability, the Company is continuing the process of reconstructing its organization to reduce centralized overhead and redundant field expense.

     o Manufactured Housing. The Company believes it can take better advantage of its position in the manufactured housing industry and its relationship with manufacturers, retailers, and independent owner-operators, by expanding the service it offers within its specialized business. The Company proposes to pursue opportunities to offer new services, which may include financial, insurance, and to a lesser degree, manufactured housing set up services. The Company will also consider acquisition opportunities. The Company may also pursue the purchase of certain manufacturers' private transport fleets. In such a case, the Company would typically purchase the customer's tractors, sell the equipment to interested drivers, and then engage these drivers as independent owner-operators.

     o Specialized Outsourcing Services. The Company believes it can capitalize on the growing trend in the outsourcing of specialized vehicle transportation and delivery by manufacturers. It is estimated that approximately 750,000 vehicles are delivered each year through driveaway services, a delivery market estimated at $500 million or more. The number of vehicles to be outsourced is expected to increase substantially as companies calculate the cost benefits of not maintaining their own driver corps, paying salaries and benefits, running dispatch points, and maintaining an equipment base. Unlike companies with drivers on their payroll, Morgan's drivers are paid only when deliveries are made. Morgan's growth strategy within this market is to expand its market position in this highly fragmented delivery transportation market. The future growth rate of the Company's outsourcing business is dependent upon continuing to add major vehicle customers and expanding the Company's driver force.

     o Insurance and Finance. The Company has enhanced driver screening and training procedures to promote safe driver practices and enhance compliance with Department of Transportation regulations. The Company's driver recognition programs emphasize safety to enhance the Company's overall safety record. In addition to periodic recognition for safe operations and regulatory compliance, the Company has implemented safe driving bonus programs. These programs are to reduce the Company's claims and insurance expense which historically, has approximated 7.5% of operating revenues. The Company is currently offering financing opportunities to selected existing and new independent owner-operators, through Finance, a financial subsidiary created in 1994 to support these activities. In 1995, Morgan formed an alliance with a financial institution which is providing financing to Morgan independent owner-operators for tractor purchases. These equipment financing programs are expected to solidify the Company's relationships with independent owner-operators, increase its fleet, and further expand the Company's transportation capacity. The Company also offers insurance services to independent owner-operators.

     o Acquisitions. The Company is considering acquisition opportunities within Manufactured Housing. Thus, the Company may consider acquiring regional or national firms which service the manufactured housing and/or the outsourcing industry. The Company is continuously reviewing potential acquisitions and is engaged in negotiations from time to time. There can be no assurance that any future acquisitions will be effected, or, if effected, can be successfully integrated with the Company's business.

     o Expansion of Related Services. The Company believes it can take better advantage of its position in Manufactured Housing and Specialized Outsourcing Services, and its relationships with manufacturers, retailers, and independent owner- operators, by expanding the services it offers within its specialized business.

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

Forward-Looking Discussion

In 1999, the Company could benefit from better pricing, reduction of overhead through corporate restructuring, elimination of redundant field expense, and improvement of its safety record. Business expansion, including possible acquisitions, could augment operating revenue gains. While the Company remains optimistic over the long term, near term results could be affected by a number of internal and external economic conditions.

This report contains a number of forward-looking statements, including those contained in the preceding paragraph and the discussion of growth strategy above. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated sales, costs, expenses, earnings and matters affecting its condition and operations. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained herein or therein to be materially inaccurate. Such factors include, without limitation, the following:

     o Dependence on Manufactured Housing. Shipments of manufactured housing have historically accounted for a substantial majority of the Company's operating revenues. Therefore, the Company's prospects are substantially dependent upon this industry which is subject to broad production cycles. Shipments by the manufactured housing industry could decline in the future relative to historical levels which could have an adverse impact on the Company's operating revenues.

     o Costs of Accident Claims and Insurance. Traffic accidents occur in the ordinary course of the Company's business. Claims arising from such accidents can be significant. Although the Company maintains liability and cargo insurance, the number and severity of the accidents involving the Company's independent owner-operators and drivers can have significant adverse effect on the profitability of the Company through premium increases and amounts of loss retained by the Company below deductible limits or above its total coverage. There can be no assurance that the Company can continue to maintain its present insurance coverage on acceptable terms nor that the cost of such coverage will not increase significantly.

     o Customer Contracts and Concentration. Historically, a majority of the Company's operating revenues have been derived under contracts with customers. Such contracts generally have one, two, or three year terms. There is no assurance that customers will agree to renew their contracts on acceptable terms or on terms as favorable as those currently in force. The Company's top ten customers have historically accounted for a majority of the Company's operating revenues. The loss of one or more of these significant customers could adversely affect the Company's results of operations.

     o Competition for Qualified Drivers. Recruitment and retention of qualified drivers and independent owner-operators is highly competitive. The Company's contracts with independent owner-operators are terminable by either party on ten days' notice. There is no assurance that the Company's drivers will continue to maintain their contracts in force or that the Company will be able to recruit a sufficient number of new drivers on terms similar to those presently in force. The Company may not be able to engage a sufficient number of new drivers to meet customer shipment demands from time to time, resulting in loss of operating revenues that might otherwise be available to the Company.

     o Independent Contractors, Labor Matters. From time to time, tax authorities have sought to assert that independent contractors in the transportation service industry are employees, rather than independent contractors. Under existing interpretations of federal and state tax laws, the Company maintains that its independent contractors are not employees. There can be no assurance that tax authorities will not challenge this position, or that such tax laws or interpretations thereof will not change. If the independent contractors were determined to be employees, such determination could materially increase the Company's tax and workers' compensation exposure.

     o Risks of Acquisitions. The Company has sought and will continue to seek favorable acquisition opportunities. Its strategic plans may also include the initiation of new services or products, either directly or through acquisition, within its existing business lines or which complement its business. There is no assurance that the Company will be able to identify favorable acquisition opportunities in the future. There is no assurance that the Company's future acquisitions will be successfully integrated into its operations or that they will prove to be profitable for the Company. Such changes could have a material adverse effect on the Company.

     o Seasonality and General Economic Conditions. The Company's operations have historically been seasonal, with generally higher operating revenues generated in the second and third quarters than in the first and fourth quarters. A smaller percentage of the Company's operating revenues are generated in the winter months in areas where weather conditions limit highway use. The seasonality of the Company's business may cause a significant variation in its quarterly operating results. Additionally, the Company's operations are affected by fluctuations in interest rates and the availability of credit to purchasers of manufactured homes and motor homes, general economic conditions, and the availability and price of motor fuels.

Customers and Marketing

The Company's customers requiring delivery of manufactured homes, recreational vehicles, commercial trucks, and specialized vehicles are located in various parts of the United States. The Company's largest manufactured housing customers include Oakwood Homes Corporation, Fleetwood Enterprises, Inc., Champion Enterprises, Inc., Clayton Homes, Inc., Cavalier Homes, Inc., Palm Harbor, Four Seasons Housing, Inc., and Skyline Corporation. The Company's largest Specialized Outsourcing Services customers include Winnebago Industries, Inc., Fleetwood Enterprises, Inc., Ryder System, Inc., Gulfstream Coach, Inc., Xtra Lease, Inc., and North American Van Lines, Inc. While most manufacturers rely solely on carriers such as the Company, other manufacturers operate their own equipment and may employ outside carriers on a limited basis.

The Company's operating revenues are comprised primarily of linehaul revenues derived by multiplying the miles of a given shipment by the stated mileage rate. Operating revenues also include charges for permits, insurance, escorts and other items. A substantial portion of the Company's operating revenues is generated under one, two, or three year contracts with producers of manufactured homes, recreational vehicles, and the other products. In these contracts, the manufacturers agree that a specific percentage (up to 100%) of their transportation service requirements from a particular location will be performed by the Company on the basis of a prescribed rate schedule, subject to certain adjustments to accommodate increases in the Company's transportation costs. Linehaul revenues generated under customer contracts in 1996, 1997, and 1998 were 62%, 68%, and 64% of total linehaul revenues, respectively.

The Company's ten largest customers all have been served for at least three years and accounted for approximately 59%, 66%, and 69% of its linehaul revenues in 1996, 1997, and 1998, respectively. Linehaul revenues under contract with Fleetwood Enterprises, Inc. ("Fleetwood"), accounted for approximately $26.6 million, $28.1 million, and $26.0 million of linehaul revenues in 1996, 1997, and 1998, respectively. Linehaul revenues with Oakwood Homes Corporation ("Oakwood") accounted for approximately $12.9 million, $21.6 million and $31.8 million of linehaul revenues in 1996, 1997, and 1998, respectively. The Fleetwood manufactured housing contract is continuous until canceled. The Oakwood manufactured housing contract is renewed annually. The Company has been servicing Oakwood for ten years and Fleetwood for over 25 years.

The Company markets and sells its services through 105 locations in 32 states, concentrated where manufactured housing and motor home production facilities are located. Marketing support personnel are located both at the Company's Elkhart, Indiana headquarters and regionally. Dispatch offices are supervised by regional offices.

The Company has 35 dispatch offices each devoted primarily to a single customer facility. This allows the dispatching agent and local personnel to focus on the needs of each individual customer while remaining supported by the Company's nationwide operating structure. Sales personnel at regional offices and at the corporate headquarters meet periodically with manufacturers to review production schedules, requirements and maintain contact with customers' shipping personnel. Senior management maintains personal contact with corporate officers of the Company's largest customers. Regional and terminal personnel also develop relationships with manufactured home park owners, retailers, military installation officials and others to promote the Company's shipments of used manufactured homes. The Company also participates in industry trade shows throughout the country and advertises in trade magazines, newspapers, and telephone directories.

Independent Owner-Operators

The shipment of product by Manufactured Housing and a portion of Specialized Outsourcing Services is conducted by contracting for the use of the equipment of independent owner-operators.

Owner-operators are independent contractors who own toters, tractors or pick-up trucks which they contract to, and operate for, the Company on a long-term basis. Independent owner-operators are not generally approved to transport commodities on their own in interstate or intrastate commerce. The Company, however, possesses such approvals and/or authorities (see "Business-Regulation"), and provides marketing, insurance, communication, administrative, and other support required for such transportation.

The Company attracts independent owner-operators mainly through field recruiters, trade magazines, referrals, and truck stop brochures. The Company has in the past been able to attract new independent owner-operators primarily because of its competitive compensation structure, its ability to provide loads and its reputation in the industry. Recruitment and retention of qualified drivers is highly competitive and there can be no assurance that the Company will be able to attract a sufficient number of qualified independent owner-operators in the future.

The contract between the Company and each owner operator can be canceled upon ten day's notice by either party. The average length of service of the Company's current independent owner-operators is approximately 2.5 years, for the past two years. At December 31, 1998, 1,530 independent owner-operators were under contract to the Company, including 1,160 operating toters, 209 operating semi-tractors, and 161 operating pick-up trucks.

In Manufactured Housing, independent owner-operators utilizing toter equipment tend to exclusively transport manufactured housing, modular structures, or office trailers. Once modified from a semi-tractor, a toter has limited applications for hauling general freight. Toter drivers are, therefore, unlikely to be engaged by transport firms that do not specialize in manufactured housing. This gives the Company an advantage in retaining toter independent owner-operators. The average tenure with the Company of its toter independent owner-operators is 3.3 years, compared to 2.8 years in 1997.

In Specialized Outsourcing Services, Morgan is competing with national carriers for the recruitment and retention of independent owner-operators who own tractors. The average length of service of the Company's independent owner-operators is approximately 2.1 years, compared to 2.8 years in 1997.

Independent owner-operators are generally compensated for each trip on a per mile basis. Independent owner-operators are responsible for operating expenses, including fuel, maintenance, lodging, meals, and certain insurance coverages. The Company provides required permits, cargo and liability insurance (coverage while transporting goods for the Company), and communications, sales and administrative services. Independent owner-operators, except for owners of certain pick-up trucks, are required to possess a commercial drivers license and to meet and maintain compliance with requirements of the U.S. Department of Transportation and standards established by the Company.

From time to time, tax authorities have sought to assert that independent owner-operators in the trucking industry are employees, rather than independent contractors. No such tax claims have been successfully made with respect to independent owner-operators of the Company. Under existing industry practice and interpretations of federal and state tax laws, as well as the Company's current method of operation, the Company believes that its independent owner-operators are not employees. Whether an owner operator is an independent contractor or employee is, however, generally a fact-sensitive determination and the laws and their interpretations can vary from state to state. There can be no assurance that tax authorities will not successfully challenge this position, or that such tax laws or interpretations thereof will not change. If the independent owner-operators were determined to be employees, such determination could materially increase the Company's employment tax and workers' compensation exposure.

Outsourcing

The Company utilizes both independent contractors and employees in its outsourcing operations. The Company outsources its over 1,420 drivers on a trip-by-trip basis for delivery to retailers and rental truck agencies, recreational and commercial vehicles, such as buses, tractors, and commercial vans. These individuals are recruited through driver recruiters, trade magazines, brochures, and referrals. Prospective drivers are required to possess at least a chauffeur's license and are encouraged to obtain a commercial driver's license. They must also meet and maintain compliance with requirements of the U.S. Department of Transportation and standards established by the Company. Outsourcing drivers are utilized as needed, depending on the Company's transportation volume and driver availability. Outsourcing drivers are paid on a per mile basis. The driver is responsible for most operating expenses, including fuel, return travel, lodging, and meals. The Company provides licenses, cargo and liability insurance, communications, sales, and administrative services.

Agents and Employees

The Company has approximately 108 terminal managers and assistant terminal managers who are involved directly with the management of equipment and drivers. Of these 108 staff, approximately 95 are full-time employees and the remainder are independent contractors who earn commissions. The terminal personnel are responsible for the Company's terminal operations including safety, customer relations, equipment assignment, invoicing, and other matters. Because terminal personnel develop close relationships with the Company's customers and drivers, from time to time the Company has suffered a terminal personnel defection, following which the former staff has sought to exploit such relationships in competition with the Company. The Company does not expect that future defections, if any, would have a material affect on its operations. In addition to the 108 terminal personnel, the Company employs approximately 261 full-time employees. The Company also has 14 employee drivers in Manufactured housing and six in Outsourcing.

Seasonality

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. The Company's operating revenues, therefore, tend to be stronger in the second and third quarters.

Risk Management, Safety and Insurance

The risk of substantial losses arising from traffic accidents is inherent in any transportation business. The Company carries insurance to cover such losses up to $25 million per occurrence with a deductible of $150,000 per occurrence beginning on April 1, 1998, and a deductible of $250,000 for prior periods, for personal injury and property damage. The Company carries cargo insurance of $1 million per occurrence with a $150,000 deductible, also. The Company's cargo damage insurance policy for the year ending March 31, 1999 includes a stop-loss provision, which benefited the Company by $767,000 in 1998. The frequency and severity of claims under the Company's liability insurance affects the cost and potentially the availability of such insurance. If the Company is required to pay substantially greater insurance premiums, or incurs substantial losses above $25 million or below its $150,000 deductibles, its results could be materially adversely affected. The Company has been approved but has not activated a self-insurance authority of up to $1 million. There can be no assurance that the Company can continue to maintain its present insurance coverage on acceptable terms.

The following table sets forth information with respect to bodily injury, property damage, cargo claims, and automotive physical damage reserves for the years ended December 31, 1996, 1997, and 1998, respectively.

                             Claims Reserve History
                            Years Ended December 31,
                                 (in thousands)

                               1996         1997         1998
                              -------      -------      -------

Beginning Reserve Balance     $ 3,683      $ 4,660      $ 5,323
Provision for Claims            6,598        7,204        7,698
Payments, net                  (5,621)      (6,541)      (4,913)
                              -------      -------      -------

Ending Reserve Balance        $ 4,660      $ 5,323      $ 8,108
                              =======      =======      =======

The Company has driver recognition programs emphasizing safety to enhance the Company's overall safety record. In addition to periodic recognition for safe operations, the Company has implemented safe driving bonus programs. These plans generally reward drivers on an escalating rate per mile based upon the claim-free miles driven. Specialized Outsourcing Services payments in 1998 were $400,000. Manufactured Housing provides certain toter drivers with a credit for miles traveled while meeting standards for safety and professional performance. The owner operator is entitled to use the amount credited to obtain reimbursement from the Company for equipment purchases, maintenance, or upgrade expenses. This program paid out $106,000 in 1998. The Company, during 1998, instituted a field safety organization which places a dedicated safety officer at each regional center. These individuals work towards improving safety by analyzing claims, identifying opportunities to reduce claims costs, implementing preventative programs to reduce the number of incidents, and promoting the exchange of information to educate others. The Company has a Senior Vice President of Risk Management and Safety, a Director of Safety and D.O.T.
Compliance, seven field safety managers, four safety orientation trainers (part-time) and a Manager of Driver Training.

Interstate, a wholly-owned insurance subsidiary of the Company, makes available physical damage insurance coverage for the Company's independent owner-operators. Interstate also writes performance surety bonds for Morgan. The Company may also utilize its wholly-owned insurance subsidiary to secure business insurance for Morgan through re-insurance contracts.

Competition

All of the Company's activities are highly competitive. In addition to fleets operated by manufacturers, the Company competes with large national carriers, many of whom have substantially greater resources than the Company and numerous small regional or local carriers. The Company's principal competitors in the Manufactured Housing and Specialized Outsourcing Services marketplaces are privately owned. No assurance can be given that the Company will be able to maintain its competitive position in the future.

Competition among carriers is based on the rate charged for services, quality of service, financial strength, and insurance coverage. The availability of tractor equipment and the possession of appropriate registration approvals permitting shipments between points required by the customer may also be influential.

Regulation

The Company's interstate operations (Morgan and TDI) are now subject to regulation by the Federal Highway Administration ("FHWA") which is an agency of the United States Department of Transportation ("D.O.T."). This jurisdiction was transferred to the D.O.T. with the enactment of the Interstate Commerce Commission Termination Act. Effective January 1, 1995, the economic regulation of certain intrastate operations by various state agencies was preempted by federal law. The states continue to have jurisdiction primarily to insure that carriers providing intrastate transportation services maintain required insurance coverage, comply with applicable safety regulations, and conform to regulations governing size and weight of shipments on state highways. Most states have adopted the D.O.T. safety regulations and actively enforce them in conjunction with D.O.T. personnel.

Motor carriers normally are required to obtain approval and/or authority from the FHWA as well as various state agencies. Morgan is approved and/or holds authority to provide interstate and intrastate transportation services from, to, and between all points in the continental United States.

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

Federal regulations govern not only operating authority and registration, but also such matters as the content of agreements with independent owner-operators, required procedures for processing of cargo loss and damage claims, and financial reporting. The Company believes that it is in substantial compliance with all material regulations applicable to its operations.

The D.O.T. regulates safety matters with respect to the interstate operations of the Company. Among other things, the D.O.T. regulates commercial driver qualifications and licensing; sets minimum levels of financial responsibility; requires carriers to enforce limitations on drivers' hours of service; prescribes parts, accessories and maintenance procedures for safe operation of commercial/motor vehicles; establishes health and safety standards for commercial motor vehicle operators; and utilizes audits, roadside inspections and other enforcement procedures to monitor compliance with all such regulations. The D.O.T. has established regulations which mandate random, periodic, pre-employment, post-accident and reasonable cause drug testing for commercial drivers and similar regulations for alcohol testing. The Company believes that it is in substantial compliance with all material D.O.T. requirements applicable to its operations.

In Canada, provincial agencies grant both intraprovincial and extraprovincial authority; the latter permits transborder operations to and from the United States. The Company has obtained from Canadian provincial agencies all required extraprovincial authority to provide transborder transportation of manufactured homes and motor homes throughout most of Canada.

Most manufactured homes, when being transported by a toter, exceed the maximum dimensions allowed on state highways without a special permit. The Company obtains these permits for its independent owner-operators from each state which allows the Company to transport their manufactured homes on state highways. The states and Canadian provinces have special requirements for over-dimensional loads detailing permitted routes, timing required, signage, escorts, warning lights and similar matters.

Most states and provinces also require operators to pay fuel taxes, comply with a variety of other tax and/or registration requirements, and keep evidence of such compliance in their vehicles while in transit. The Company coordinates compliance with these requirements by its drivers and independent owner-operators, and monitors their compliance with all applicable safety regulations.

Interstate, the Company's insurance subsidiary, is a captive insurance company incorporated under Vermont law. It is required to report annually to the Vermont Department of Banking, Insurance, Securities, & Health Care Administration, and must submit to an examination by this Department on a triennial basis. Vermont regulations require Interstate to be audited annually and to have its loss reserves certified by an approved actuary. The Company believes Interstate is in substantial compliance with Vermont insurance regulations.

Finance, the Company's finance subsidiary, is incorporated under Indiana law. Finance is subject to Indiana's Equal Credit Opportunity Laws and other state and federal laws relating generally to fair financing practices.

Item 2.  PROPERTIES

The Company owns approximately 24 acres of land with improvements in Elkhart, Indiana. The improvements include a 23,000 square foot office building housing the Company's principal office and Manufactured Housing; a 7,000 square foot building housing Specialized Outsourcing Services; a 9,000 square foot building used for the Company's safety and driver service departments; and an 8,000 square foot building partially used for driver training and licensing. Most of the Company's 105 locations are situated on leased property. The Company also owns and leases property for parking and storage of equipment at various locations throughout the United States, usually in proximity to manufacturers of products moved by the Company. The property leases have term commitments of a minimum of thirty days and a maximum of three years, at monthly rentals ranging from $25 to $6,500. The following table summarizes the Company's owned real property.

       Property                  Property                       Approximate
       Location                  Description                      Acreage
       --------                  -----------                    -----------
Elkhart, Indiana              Corporate and
                              Specialized Outsourcing Services        24
Wakarusa, Indiana             Terminal and storage                     4
Middlebury, Indiana           Terminal and storage                    13
Mocksville, North Carolina    Terminal and storage                     8
Edgerton, Ohio                Terminal and storage                     2
Woodburn, Oregon              Storage                                  4
Woodburn, Oregon              Region and storage                       1
Fort Worth, Texas             Region and storage                       6
Montevideo, Minnesota         Terminal and storage                     3

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

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

The Company's common stock is traded on the American Stock Exchange under the symbol MG. As of February 24, 1999, the approximate number of shareholders of record of the Company's Class A common stock was 141. This figure does not include shareholders with shares held under beneficial ownership in nominee name or within clearinghouse position of brokerage firms and banks. The Class B common stock is held of record by Lynch Corporation.

Market Price of Class A common stock:

                                  1998                        1997
Quarter Ended             High             Low        High             Low
March 31                 $10.25            $8.75    $  8.38            $7.00
June 30                   11.63             9.50      10.25             8.25
September 30              10.19             6.50      10.25             8.38
December 31                7.75             6.88      10.38             8.88

Dividends Declared:
                                  Class A                     Class B
                              Cash Dividends              Cash Dividends
Quarter Ended               1998           1997         1998            1997
March 31                    $.02           $.02         $.01            $.01
June 30                      .02            .02          .01             .01
September 30                 .02            .02          .01             .01
December 31                  .02            .02          .01             .01

The Company commenced a tender offer on February 22, 1999, at which time it announced its intention to purchase its shares of Class A Common Stock at a price range not greater than $10.00 nor less than $8.50 per share. The Company concluded on March 19, 1999, the tender offer, whereby it acquired 102,528 shares at $9.00 a share.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

THE MORGAN GROUP, INC. AND SUBSIDIARIES FINANCIAL HIGHLIGHTS


(Dollars in thousands, except share amounts)      1998          1997         1996            1995         1994
--------------------------------------------------------------------------------------------------------------
Operations
  Operating Revenues                            $150,454       $146,154      $132,208      $122,303       $101,880
  Operating Income (Loss) (1)                      2,007          1,015       (3,263)         3,371          3,435
  Pre-tax Income (Loss) (1)                        1,462            296       (3,615)         3,284          3,367
  Net Income (Loss) (1)                              903            196       (2,070)         2,269          2,212


Net Income (Loss) Per Share:
  Basic                                            $0.35          $0.07       ($0.77)         $0.80          $0.75
  Diluted                                           0.35           0.07        (0.77)          0.73           0.74
  Cash Dividends Declared:
      Class A                                       0.08           0.08          0.08          0.08           0.08
      Class B                                       0.04           0.04          0.04          0.04           0.04

Financial Position
  Total Assets                                   $33,387        $33,135       $33,066       $30,795        $28,978
  Working Capital                                  3,806          1,613         1,635         8,293         11,045
  Long-term Debt                                   1,480          2,513         4,206         3,275          1,925
  Shareholders' Equity                            13,221         12,724        13,104        15,578         16,084


Common Shares Outstanding at Year
   End                                         2,552,335      2,637,910     2,685,520     2,649,554      2,566,665
Basic Weighted Average Shares
   Outstanding                                 2,606,237      2,656,690     2,684,242     2,582,548      2,566,665


(1) Includes pre-tax special charges of $624,000 ($412,000 after tax) and $3,500,000 ($2,100,000 after tax) in 1997 and 1996, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 1998 Compared with 1997

Consolidated Results

Net income for 1998 was $0.9 million compared with $0.2 million for 1997. This improvement represents the Company's continued progress to improve earnings. The results for 1997 included a special charge of $0.4 million after-tax.

In 1998 total operating revenues increased to $150.5 million from $146.2 for 1997. 1997 operating revenues included $3.3 million from a discontinued line of business. Excluding the discontinued line of business, total operating revenues from continued operations increased 5% in 1998.

Operating income before interest, taxes, depreciation and amortization (EBITDA) increased from $2.1 million in 1997 to $3.2 million in 1998. EBITDA for 1997 is after a special charge of $0.6 million.

Because of the existence of significant non-cash expenses, such as depreciation of fixed assets and amortization of intangible assets, the Company believes that EBITDA contributes to a better understanding of the Company's ability to satisfy its obligations and to utilize cash for other purposes. EBITDA should not be considered in isolation from or as a substitute for operating income, cash flow from operating activities, and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles.

Net interest expense decreased from $0.7 million in 1997 to $0.5 million in 1998 as a result of improved cash flows that allowed the Company to reduce the amount of debt outstanding under its credit facilities.

For information concerning the provision for income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 5 of the Notes to Consolidated Financial Statements.

Segment Results

The Company conducts its operations in three principal segments as discussed below. The following discussion sets forth certain information about the segment results for the years ended December 31, 1998, 1997, and 1996.

Manufactured Housing

Manufactured housing operating revenues are generated from providing transportation and logistical services to manufacturers of manufactured homes. Manufactured housing operating revenue increased $0.8 million to $106.1 million. This increase was primarily with contract and other large manufactured housing customers that the Company services. Partially offsetting this growth was the loss of accounts in the second half of the year primarily in the South. Manufactured housing EBITDA increased $2.1 million, or 24%, primarily due to a reduction in overhead costs resulting from force reductions and field office consolidations or eliminations.

Specialized Outsourcing Services

Specialized outsourcing services operating revenues increased 18% to $42.8 million in 1998 after excluding the 1997 discontinued line of business operating revenues. Specialized Outsourcing Services consists of driver outsourcing, large trailer and other specialized transport services. The large trailer delivery service operating revenues grew 32% in 1998 to $20.8 million. This growth was primarily due to the reconstruction of this business, improved owner-operator utilization and an approximate 50% increase in independent owner-operators. Additionally, the delivery of Class Eight vehicles or "decking" operating revenues grew four times to $2.3 million in 1998. Partially offsetting this growth was a decrease in operating revenues from the delivery of travel trailers. Specialized outsourcing services EBITDA decreased $0.1 million primarily due to increased recruiting, dispatch, and other administrative costs.

Insurance/Finance

The Company's Insurance/Finance segment provides insurance and financing services to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all bodily injury, property damage and cargo loss costs are captured.

The Company in 1998 continued to be penalized by increasing claim costs. Claim costs in 1998, as a percent of operating revenue, increased to 5.1% from 4.9% in 1997. This continuing negative trend offsets the benefits of lower insurance expense and the transfer of more losses to the insurers in 1998.

The increase in claims costs was primarily responsible for the increased loss of the Insurance/Finance segment.

Year 1997 Compared with 1996

Consolidated Results

Operating results for the year ended December 31, 1997, compared with 1996, were significantly impacted by the acquisition of Transit Homes of America ("Transit") in December 1996 and the discontinued line of business, "Truckaway", in May 1997. Transit is a provider of Manufactured Housing and Specialized Outsourcing Services.

Operating revenues increased 11% from $132.2 million in 1996 to $146.2 million in 1997. Transit contributed $21.2 million to 1997 operating revenues. Revenues from continued operations, including Transit and excluding the Truckaway operating revenues of $3.3 million, increased 13% in 1997 over 1996.

EBITDA increased to $2.1 million in 1997 from a loss of $1.8 million in 1996. The EBITDA loss in 1996 included a special charge of $3.5 million taken in connection with the closing of unprofitable operations. 1996 EBITDA before the special charge was $1.7 million. 1997 EBITDA included two special items, for a net charge to income of $0.6 million. The first item related to a change in accounting that amounted to $1.0 million, the second item was a special credit of $0.4 million. The change in accounting was to account for certain components of driver pay on an accrual rather than a cash basis. The special credit related primarily to the gain on the sale of Truckaway assets in excess of reserves established in the prior year. 1997 EBITDA before the net special charge was $2.7 million.

The decrease in depreciation and amortization expenses in 1997 related to the discontinuance of the Truckaway operation was partially offset by increased amortization from the Transit acquisition.

Net interest expense increased from $0.4 million to $0.7 million primarily due to increases in debt related to the Transit acquisition and increased borrowing on the credit facility.

For information concerning the provision for income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 5 of the Notes to Consolidated Financial Statements.

Segment Results

Manufactured Housing

Manufactured housing operating revenues increased 28.5% to $105.4 million in 1997 primarily due to the Transit acquisition. EBITDA increased 17.1% to $8.7 million primarily because of the higher volume.

Specialized Outsourcing Services

The discontinuance of the Truckaway operation in May of 1997 and a decrease in driver outsourcing operating revenues resulted in the decline of $9.5 million in Specialized Outsourcing Services operating revenues in 1997. Partially offsetting was an increase in trailer operating revenues. This increase was attributed to a renewed focus on the large trailer delivery business and the Transit acquisition, which brought new travel trailer operating revenues.

Decreases in relocation of rental trucks, principally due to management's decision to de-emphasize participation in this cyclical industry segment and competitive pressures, was a significant factor, contributing to the decline in Specialized Outsourcing Services driver outsourcing operating revenues.
Additionally, recreational vehicles operating revenues decreased through a combination of reduced production from a major customer and other competitive issues. Operating revenues from the delivery of new commercial vehicles declined slightly in 1997 primarily due to the realignment of our customer base in order to better position this product line for greater profitability.

Specialized Outsourcing Services EBITDA improved to $1.2 million in 1997 from a loss of $.8 million in 1996.

EBITDA in 1997 was aided by the Transit acquisition and the discontinuance of the Truckaway operation, which had an operating loss of $1.8 million in 1996. EBITDA was negatively impacted by reduced profits from the driver outsourcing business. Additionally, operating costs and expenses increased due to safety training for all Morgan employees and drivers, and higher employee-related health benefit costs.

Insurance/Finance

In 1997, the loss for Insurance/Finance increased because of the increase in Manufactured Housing and Specialized Outsourcing Services operating revenues.

Liquidity and Capital Resources

Operating activities generated $5.5 million of cash in 1998 compared with a use of cash of $0.4 million in 1997. Net income plus depreciation and amortization, a decrease in trade accounts receivable and an increase in claims liabilities were partially offset by a decrease in deferred income taxes and an increase in other accounts receivables. Trade accounts receivable decreased $1.2 million due to accelerated collections. Days sales outstanding decreased from 31 days at December 31, 1997, to 28 days at December 31, 1998. As previously discussed, bodily injury, property damage and cargo claims experience continued to penalize operations in 1998. The increase in other accounts receivable is primarily refund amounts due from the primary insurance provider. The increase in accrued claims payable of $2.8 million represents the self-insured portion of these claims. The Company accrues its self-insurance liability using a case reserve method based upon claims incurred and estimates of unasserted and unsettled claims. These liabilities have not been discounted. The Company in April 1998, renegotiated its insurance for these events reducing the deductibles to $150,000 and including a stop-loss provision for cargo losses.

Capital expenditures and business acquisitions were $0.8 million in 1998. Similarly, the 1999 capital expenditure plan approximates $0.8 million, which will be primarily funded through internally generated funds.

Net cash used in financing activities increased to $3.7 million in 1998. Cash was used for payments on term and promissory notes, pay off of revolving credit notes, dividends, and the purchase of company stock.

The Company had no outstanding balance under its revolving credit facility at December 31, 1998, and borrowing available for revolving credit of $8.7 million.

On January 28, 1999, the Company entered into a new $20.0 million revolving credit facility ("New Credit Facility") with the Transportation Division of BankBoston. This New Credit Facility is for two years, subject to renewal, and better sized to the Company's requirements.

It is the current policy of the Company to pay annual Class A common stock dividends totaling $.08 per share and Class B common stock dividends totaling $.04 per share. Payment of any future dividends will be dependent upon, among other things, earnings, financing agreement covenants, future growth plans, legal restrictions, and the financial condition of the Company.

The Company commenced a tender offer on February 22, 1999, at which time it announced its intention to purchase shares of its Class A Common Stock at a price range not greater than $10.00 nor less than $8.50 per share. The Company concluded on March 19, 1999, the tender offer, whereby it acquired 102,528 shares at $9.00 a share. The Company, given its businesses, assets, and prospects, believes that purchasing its Class A stock is an attractive investment that will benefit the Company and its remaining shareholders and is consistent with its long-term goals of maximizing shareholder return and with its recent purchases of outstanding shares.

The Company had minimal exposure to interest rates as of December 31, 1998, as substantially all of its outstanding long-term debt bears fixed rates. As previously discussed, the New Credit Facility will bear variable interest rates based on either a Federal Funds rate or the Eurodollar rate. Accordingly, future borrowings under the New Credit Facility will have exposure to changes in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company, currently, is not using any fuel hedging instruments.

It is the management's opinion that the Company's foreseeable cash requirement will be met through a combination of internally generated funds and the credit available from the New Credit Facility.

Long-Lived Assets

The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company continues to assess the recoverability of the goodwill associated with two recent acquisitions. The total amount under review is $6.0 million. The Company does not believe there is an impairment of long-lived assets, including goodwill.

Impact of Seasonality

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. The Company's operating revenues, therefore, tend to be stronger in the second and third quarters.

Year 2000 Compliance

The Company recognizes the need to ensure its operations will not be adversely affected by Year 2000 software failures and has established a project team to address the Year 2000 issue. The Company has a program in place designed to bring the systems into Year 2000 compliance in time to minimize any significant detrimental effects on operations. Our goal is to have our remediated and replaced systems operational by July 1999 to allow time for testing and verification. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans.

The Company has completed the assessment of Year 2000 issues. The first phase of the compliance plan has been completed with installation and conversion to a mainframe computer. This computer provides adequate computing power to complete application software conversion and application remediation. The second phase of the compliance plan was conversion to Year 2000 compliant financial software in February, 1999.

The third phase of the Year 2000 compliance program involves the remediation and/or replacement of operating systems. Rather than remediate, a significant portion of the operating software is being replaced by compliant purchased software. Implementation is scheduled to be completed by July 1999. The Company is using both internal and external resources to complete this phase. Systems ranked highest in priority are scheduled first for replacement, with final testing and certification for Year 2000 readiness scheduled for September 1999. The Company has performed an evaluation of its non-information systems, such as communication voice-mail systems and telephone switches. The cost of these modifications or upgrades is expected to be less than $31,000. This compliance plan should be completed by July 1999.

The Company also faces risk to the extent that services and systems purchased by the Company and others with whom the Company transacts business do not comply with Year 2000 requirements. As part of the Year 2000 compliance program, significant service providers, vendors, customers and governmental entities that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably determine their stage of Year 2000 readiness.

External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. The total amount expended on the project through December 31, 1998, was $115,000. Costs to be incurred in 1999 to fix Year 2000 problems are estimated at approximately $308,000. These estimated costs do not include normal ongoing costs for computer hardware and software that would be replaced even without the presence of the Year 2000 issue. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on its results of operations or financial condition.

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

The Company believes today that the most likely worst case scenario will involve temporary disruptions in payments from customers and temporary disruptions in the delivery of services and products to the Company. The Company would expect that if these events were to occur, increased expense would result and adversely affect the Company's cash flow.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A of Form 10-K appears in Item 7 of this report under the heading "Liquidity and Capital Resources" and is incorporated herein by this reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     The Morgan Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)


                                                                    December 31
                                                                1998          1997
ASSETS
Current assets:
   Cash and cash equivalents                                  $  1,490      $    380
   Trade accounts receivable, less allowance for doubtful
      accounts of $208 in 1998 and $183 in 1997                 12,188        13,362
   Accounts receivable, other                                    1,214           126
   Prepaid expenses and other current assets                     2,467         2,617
   Deferred income taxes                                         1,230         1,137
                                                              --------      --------
Total current assets                                            18,589        17,622
                                                              --------      --------

Property and equipment, net                                      4,117         4,221
Intangible assets, net                                           8,030         8,451
Deferred income taxes                                            1,997         1,377
Other assets                                                       654         1,464
                                                              --------      --------
Total assets                                                  $ 33,387      $ 33,135
                                                              ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving credit agreement                                 $     --      $  2,250
   Trade accounts payable                                        4,304         4,092
   Accrued liabilities                                           3,566         4,178
   Income taxes payable                                            878           389
   Accrued claims payable                                        3,553         2,281
   Refundable deposits                                           1,830         1,666
   Current portion of long-term debt                               652         1,153
                                                              --------      --------
Total current liabilities                                       14,783        16,009
                                                              --------      --------

Long-term debt, less current portion                               828         1,360
Long-term accrued claims payable                                 4,555         3,042
Commitments and contingencies                                       --            --

Shareholders' equity:
   Common stock, $.015 par value
      Class A: Authorized shares - 7,500,000
      Issued shares - 1,605,553                                     23            23

      Class B: Authorized shares - 2,500,000
      Issued and outstanding shares - 1,200,000                     18            18
   Additional paid-in capital                                   12,459        12,453
   Retained earnings                                             2,898         2,160
                                                              --------      --------
Total capital and retained earnings                             15,398        14,654

Less - treasury stock at cost (253,218 in 1998 and
  167,643 in 1997 Class A shares)                               (2,177)       (1,426)
  Loan to officer for stock purchase                                --          (504)
                                                              --------      --------

Total shareholders' equity                                      13,221        12,724
                                                              --------      --------
Total liabilities and shareholders' equity                    $ 33,387      $ 33,135
                                                              ========      ========

See accompanying notes.

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (Dollars in thousands, except share amounts)


                                                          For the year ended December 31
                                                      1998            1997            1996

Operating revenues                                $   150,454     $   146,154     $   132,208

Costs and expenses:
   Operating costs                                    136,963         133,732         122,238
   Selling, general and administration                 10,254           9,708           8,235
   Depreciation and amortization                        1,230           1,075           1,498
   Special charges                                         --             624           3,500
                                                  -----------     -----------     -----------
                                                      148,447         145,139         135,471
                                                  -----------     -----------     -----------

Operating income (loss)                                 2,007           1,015          (3,263)
Interest expense, net                                     545             719             352
                                                  -----------     -----------     -----------
Income (loss) before income taxes                       1,462             296          (3,615)

Income tax expense (benefit)                              559             100          (1,545)
                                                  -----------     -----------     -----------

Net income (loss)                                 $       903     $       196     $    (2,070)
                                                  ===========     ===========     ===========

Net income (loss) per basic and diluted share     $      0.35     $      0.07     $     (0.77)
                                                  ===========     ===========     ===========


Basic weighted average shares outstanding           2,606,237       2,656,690       2,684,242

See accompanying notes.

                     The Morgan Group, Inc. and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity
                (Dollars in thousands, except per share amounts)


                                              Class A      Class B    Additional
                                               Common      Common       Paid-in      Officer     Treasury    Retained
                                               Stock        Stock       Capital       Loan        Stock      Earnings      Total
                                               -----        -----       -------       ----        -----      --------      -----

Balance at December 31, 1995                    $ 23         $18        $12,441       $ --        $(1,274)    $4,370     $ 15,578

   Net (loss)                                     --          --             --         --             --     (2,070)      (2,070)
   Sale of treasury stock, net                    --          --             --       (504)           274         --
                                                                                                                             (230)
   Common stock dividends:
      Class A ($.08 per share)                    --          --             --         --             --       (126)        (126)
      Class B ($.04 per share)                    --          --             --         --             --        (48)         (48)
                                              -------      -------     --------      -------     -------      -------     --------
Balance at December 31, 1996                      23          18         12,441       (504)        (1,000)      2,126       13,104
   Net income                                     --          --             --         --             --         196          196
   Purchase of treasury stock                     --          --             --         --           (426)         --         (426)
   Common stock dividends:
      Class A ($.08 per share)                    --          --             --         --             --        (114)       (114)
      Class B ($.04 per share)                    --          --             --         --             --         (48)        (48)
   Issuance of a director's stock options         --          --             12         --             --        --            12
                                              -------      -------     --------      -------     --------      ------     --------
Balance at December 31, 1997                      23          18         12,453       (504)        (1,426)      2,160       12,724
   Net income                                     --          --             --         --             --         903          903
   Purchase of treasury stock                     --          --             --        504           (813)         --         (309)
   Common stock dividends:
      Class A ($.08 per share)                    --          --             --         --             --        (117)       (117)
      Class B ($.04 per share)                    --          --             --         --             --         (48)        (48)
   Options exercised                              --          --              6         --             62          --          68
                                              -------      -------     --------      -------     --------     -------     --------
Balance at December 31, 1998                    $ 23         $18        $12,459      $  --       $ (2,177)     $2,898      $13,221
                                               ======      ======       =======      =======     ========      =======     =======

See accompanying notes.

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)




                                                                                 For the year ended December 31
                                                                          1998         1997         1996
Operating activities:
Net income (loss)                                                      $   903      $   196      $(2,070)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
        Depreciation and amortization                                    1,246        1,108        1,533
        Deferred income taxes                                             (713)        (179)      (1,813)
        Special charges                                                     --          624        3,500
        Non-cash compensation expense for stock options                     --           12           --
        (Gain) loss on disposal of property and equipment                   20          (37)          37

Changes in operating assets and liabilities:
        Trade accounts receivable                                        1,174       (2,050)         (27)
        Other accounts receivable                                       (1,088)         148          240
        Refundable taxes                                                    --          321         (490)
        Prepaid expenses and other current assets                          139          795         (431)
        Other assets                                                       810       (1,053)        (374)
        Trade accounts payable                                             207        1,770       (1,683)
        Accrued liabilities                                               (612)      (2,486)         894
        Income taxes payable                                               489           --           --
        Accrued claims payable                                           2,785          663          437
        Refundable deposits                                                164         (242)         363
                                                                       -------      -------      -------
        Net cash provided by (used in) operating activities              5,524         (410)         116

Investing activities:
        Purchases of property and equipment                               (585)        (825)        (780)
        Proceeds from sale of property and equipment                        88          159           94
        Proceeds from disposal of assets held                               --        1,656           --
        Business acquisitions                                             (228)        (227)        (895)
                                                                       -------      -------      -------
Net cash (used in) provided by investing activities                       (725)         763       (1,581)

Financing activities:
        Net (payment) proceeds from revolving credit agreement          (2,250)       1,000        1,250
        Principle payments on long-term debt                            (1,168)      (2,366)        (924)
        Proceeds from long-term debt                                       135          673           --
        Purchase of treasury stock,
          net of officer loan of $504 in 1998                             (309)        (426)        (286)
        Proceeds from exercise of stock options                             68           --           56
        Common stock dividends paid                                       (165)        (162)        (174)
                                                                       -------      -------      -------
        Net cash used in financing activities                           (3,689)      (1,281)         (78)
                                                                       -------      -------      -------

Net increase (decrease) in cash and cash equivalents                     1,110         (928)      (1,543)

Cash and cash equivalents at beginning of period                           380        1,308        2,851
                                                                       -------      -------      -------

Cash and cash equivalents at end of period                             $ 1,490      $   380      $ 1,308
                                                                       =======      =======      =======

See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Morgan Group, Inc. ("Company"), through its wholly owned subsidiaries, Morgan Drive Away, Inc. ("Morgan") and TDI, Inc. ("TDI"), provides outsourced transportation and logistical services to the manufactured housing and recreational vehicle industries and is a leading provider of delivery services to the commercial truck and trailer industries in the United States. Lynch Corporation ("Lynch") owns all of the 1,200,000 shares of the Company's Class B common stock and 155,900 shares of the Company's Class A common stock, which in the aggregate represents 68% of the combined voting power of the combined classes of the Company's common stock.

The Company's other significant wholly owned subsidiaries are Interstate Indemnity Company ("Interstate") and Morgan Finance, Inc. ("Finance"), which provide insurance and financial services to its owner operators.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Morgan, TDI, Interstate, and Finance. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of operating revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Operating Revenues and Expense Recognition

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

Intangible Assets

Goodwill is stated at the excess of purchase price over net asset acquired. Other intangible assets are stated at cost. Intangible assets, including goodwill, are being amortized by the straight-line method over their estimated useful lives.

Impairment of Assets

The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held and used, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount.

Insurance and Claim Reserves

The Company maintains personal injury and property damage insurance of up to $25,000,000 per occurrence; with a deductible of $150,000 beginning April 1, 1998, and $250,000 for prior periods. The Company maintains cargo damage insurance of $1,000,000 per occurrence with a deductible of $150,000 beginning April 1, 1998, and $250,000 for prior periods. The Company's cargo damage insurance policy includes a stop-loss provision, under which the Company has recorded a receivable of $767,000 at December 31, 1998. The Company carries statutory insurance limits on workers' compensation with a deductible of $50,000. Claims and insurance accruals reflect the estimated ultimate cost of claims for cargo loss and damage, personal injury and property damage not covered by insurance. The Company accrues its self-insurance liability using a case reserve method based upon claims incurred and estimates of unasserted and unsettled claims. These liabilities have not been discounted.

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method, which is required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," is immaterial.

Net Income (Loss) Per Common Share

Net income (loss) per common share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Since each share of Class B common stock is freely convertible into one share of Class A common stock, the total of the weighted average number of common shares for both classes of common stock is considered in the computation of EPS. The effect of dilutive stock options is immaterial to the calculation of diluted EPS for all the years presented.

Fair Values of Financial Instruments

The carrying value of financial instruments such as cash and cash equivalents, trade and other receivables, trade payables and long-term debt approximate their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

Comprehensive Income

There were no items of comprehensive income for the years presented, as defined under SFAS No. 130, "Reporting Comprehensive Income". Accordingly, comprehensive income is equal to net income (loss).

Reclassifications

Certain amounts in prior years have been reclassified to conform with the current year presentation.

2.  PROPERTY AND EQUIPMENT

The components of property and equipment and their estimated useful lives are as follows (in thousands):

                                      Estimated             December 31
                                     Useful Life         1998            1997
                                     -----------         ----            ----
                                       (Years)

Land                                    --                $873            $925
Buildings                                    25          2,052           1,763
Transportation equipment                 3 to 5            478             526
Office and service equipment             3 to 8          3,535           3,293
                                                         -----           -----
                                                         6,938           6,507
Less accumulated depreciation                            2,821           2,286
                                                         -----           -----

Property and equipment, net                             $4,117          $4,221
                                                        ======          ======

3.  INTANGIBLE ASSETS

The components of intangible assets and their estimated useful lives are as follows (in thousands):

                                        Estimated             December 31
                                        Useful Life      1998             1997
                                        -----------      ----             ----
                                           (Years)

Trained work force                               12       $880             $880
Covenants not to compete                    3 to 15      1,217            1,183
Trade name and goodwill - original               40      1,660            1,660
Trade name and goodwill - purchased         3 to 20      7,116            6,917
                                                         -----            -----
                                                        10,873           10,640
Less accumulated amortization                            2,843            2,189
                                                         -----            -----

Intangible assets, net                                  $8,030           $8,451
                                                        ======           ======


4.  INDEBTEDNESS

At December 31, 1998, the Company had no outstanding debt under its revolving credit facility. The Company had $6,587,000 of letters of credit outstanding on December 31, 1998. On January 28, 1999, a new $20,000,000 revolving credit facility ("Credit Facility") was executed replacing these facilities. The term of the Credit Facility is for two years, subject to renewal annually, thereafter. If not renewed, the Credit Facility shall convert to a three-year term loan. The interest rate will be calculated, at the Company's option, on either the lender's base rate, or Eurodollar rate, all of which are adjusted on a quarterly basis and include a margin based upon performance ratios. A commitment fee of .375% is required on the unused portion. Total borrowings are limited to qualified trade accounts receivable, qualified owner-operator loans, cash investments, and outstanding letters of credit. The Credit Facility also provides for excess short-term borrowings of up to $5,000,000 based on a leverage test. The Company is required to maintain certain minimum levels of net worth and other financial ratios. This facility provides financing for working capital and general corporate needs. Letters of credit are required for self insurance retention reserves and other corporate needs.

Long-term debt consisted of the following (in thousands):


                                                                                            December 31
                                                                                       1998            1997
Term note with principal and interest payable monthly at 8.25% through
   July 31, 2000                                                                       $123            $  232
Promissory note with imputed interest at 7.81%, principal and interest
   payments due annually through August 11, 2000                                        657               914
Promissory note with imputed interest at 6.31%, principal and interest
   payments due quarterly through December 31, 2001                                     411               747
Promissory note with imputed interest at 8.5%, principal and interest
   payments due quarterly through September 30, 2002                                    120               --
Promissory note with imputed interest at 7.0%, principal and interest
   payments due annually through October 31, 2002                                       169               205
Term note with imputed interest at 6.509%, principal and interest payments
   due monthly through April 1, 1998                                                      --              303
Promissory note with imputed interest at 8.0%, principal and interest
   payments due annually through September 1, 1998                                        --              112
                                                                                      -----            ------
                                                                                      1,480             2,513
Less current portion                                                                    652             1,153
                                                                                      -----            ------
Long-term debt, net                                                                   $ 828            $1,360
                                                                                      =====            ======


Maturities on long-term debt are $652,000 in 1999, $585,000 in 2000, $176,000 in
2001, and $67,000 in 2002.

Cash payments for interest were $566,000 in 1998, $717,000 in 1997, and $482,000 in 1996.

5.  INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The income tax provisions (benefits) are summarized as follows (in thousands):

                  For the Year Ended December 31
                  1998         1997         1996
Current:
   State       $   201      $    --      $    28
   Federal       1,071          279          240
               -------      -------      -------
                 1,272          279          268

Deferred:
   State          (203)          45         (267)
   Federal        (510)        (224)      (1,546)
               -------      -------      -------
                  (713)        (179)      (1,813)
               -------      -------      -------
               $   559      $   100      $(1,545)
               =======      =======      =======



Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                December 31
                                             1998         1997
Deferred tax assets:
   Accrued insurance claims                 $ 3,029      $ 2,080
   Special charges and accrued expenses         379          538
   Depreciation                                 146          115
   Other                                         62           67
                                            -------      -------
                                              3,616        2,800
Deferred tax liabilities:
   Prepaid expenses                            (389)        (266)
   Other                                         --          (20)
                                            -------      -------
                                               (389)        (286)
                                            -------      -------
                                            $ 3,227      $ 2,514
                                            =======      =======

A reconciliation of the income tax provisions and the amounts computed by applying the statutory federal income tax rate to income before income taxes follows (in thousands):

                                    For the Year Ended December 31
                                    1998         1997         1996
                                   -------      -------      -------
Income tax provision
   (benefit) at federal
   statutory rate                  $   497      $   101      $(1,229)
State income tax, net of
   federal tax benefit                  48            3         (155)
Reduction attributable to
   special election by captive          --         (155)        (216)
   insurance company
Changes in estimated
   state
   tax rates on beginning              (70)          --           --
   temporary differences
Permanent differences                   84           94           50
Other                                   --           57            5
                                   -------      -------      -------
                                   $   559      $   100      $(1,545)
                                   =======      =======      =======

Cash payments for income taxes were $810,000, $54,000 and $934,000 in 1998, 1997 and 1996 respectively.

6.   SHAREHOLDERS' EQUITY

The Company has two classes of common stock outstanding, Class A and Class B. Under the bylaws of the Company: (i) each share of Class A is entitled to one vote and each share of Class B is entitled to two votes; (ii) Class A shareholders are entitled to a dividend ranging from one to two times the dividend declared on Class B stock; (iii) any stock distributions will maintain the same relative percentages outstanding of Class A and Class B; (iv) any liquidation of the Company will be ratably made to Class A and Class B shareholders after satisfaction of the Company's other obligations; and (v) Class B stock is convertible into Class A stock at the discretion of the holder; Class A stock is not convertible into Class B stock.

In February of 1996, the Company adopted a Special Employee Stock Purchase Plan ("Plan") under which an officer purchased 70,000 shares of Class A common stock from treasury stock at the then current market value price of $560,000. Under the terms of the Plan, $56,000 was delivered to the Company and a promissory note was executed in the amount of $504,000. This officer terminated his employment on July 17, 1998. The Company purchased his 70,000 shares of Class A common stock at the market price of $637,000.

The Company's Board of Directors has approved the purchase of up to 250,000 shares of Class A common stock for its Treasury at various dates and market prices. As of December 31, 1998, 183,218 shares had been repurchased at prices between $6.875 and $11.375 per share for a total of $1,540,000 under this plan.

7.  SUBSEQUENT EVENT

The Company commenced a tender offer on February 22, 1999, at which time it announced its intention to purchase shares at a price range not greater than $10.00 nor less than $8.50 per share. The Company concluded on March 19, 1999, the tender offer, whereby it acquired 102,528 shares at $9.00 a share.

8.  STOCK OPTION PLAN

The Company has a stock option plan which provides for the granting of incentive or non-qualified stock options to purchase up to 200,000 shares of Class A common stock to directors, officers, and other key employees. No options may be granted under this plan for less than the fair market value of the common stock at the date of the grant, except for certain non-employee directors. Although the exercise period is determined when options are actually granted, an option shall not be exercised later than ten years and one day after it is granted. Stock options granted will terminate if the grantee's employment terminates prior to exercise for reasons other than retirement, death, or disability. Stock options vest over a four year period pursuant to the terms of the plan, except for stock options granted to a non-employee director, which are immediately vested. Employees and non-employee directors have been granted non-qualified stock options to purchase 113,375 and 57,000 shares, respectively, of Class A common stock, net of cancellations and shares exercised.

A summary of the Company's stock option activity and related information follows:

                                                                           Year Ended December 31

                                                 1998                               1997                               1996
                                                 ----                               ----                               ----
                                                    Weighted                           Weighted                           Weighted
                                                    Average                            Average                            Average
                                       Options      Exercise              Options      Exercise              Options      Exercise
                                       (000)        Price                 (000)        Price                 (000)        Price
                                       -----        -----                 -----        -----                 -----        -----

Outstanding at beginning of year        167         $ 8.32                  176        $8.40                  139         $8.55
Granted                                  23           8.11                   25         8.13                   49          7.99
Exercised                                (7)          8.25                  (26)        8.73                   --           --
Canceled                                (13)          8.59                   (8)        8.07                   (12)        8.57
                                        ---                                ----                               ----

Outstanding at end of year              170          $8.28                  167        $8.32                   176        $8.40
                                        ===                                 ===                                ===

Exercisable at end of year              124          $8.42                  109        $8.35                    92        $8.64
                                        ===                                 ===                                ====


Exercise prices for options outstanding as of December 31, 1998, ranged from $6.20 to $10.19. The weighted-average remaining contractual life of those options is 6.6 years. The weighted-average fair value of options granted during each year was immaterial.

9.  BENEFIT PLAN

The Company has a 401(k) Savings Plan covering substantially all employees, which matches 25% of the employee contributions up to a designated amount. The Company's contributions to the Plan for 1998, 1997 and 1996 were $29,000, $38,000 and $27,000, respectively.

10.  TRANSACTIONS WITH LYNCH

The Company pays Lynch an annual service fee of $100,000 for executive, financial and accounting, planning, budgeting, tax, legal, and insurance services. Additionally, Lynch charged the Company for officers' and directors' liability insurance for 1998, 1997 and 1996 in the amount of $16,000, $16,000 and $15,000, respectively.

The Company's Class A and Class B common stock owned by Lynch is pledged to secure a Lynch Corporation line of credit.

11.  ACQUISITIONS

Effective December 30, 1996, the Company purchased the assets of Transit Homes of America, Inc., a provider of outsourcing services to the manufactured housing and specialized transport industries. The aggregate purchase price was
$4,417,000, which includes the cost of the acquisition and certain limited liabilities assumed as part of the acquisition. The acquisition was financed through available cash resources and issuance of a promissory note. In addition, the Company entered into an employment agreement with the seller which provides for incentive payments up to $200,000 in 1999, and $100,000 in each of the years 2000 and 2001. The incentive payments are based upon achieving certain profit levels in Manufactured housing and will be treated as compensation expense if earned. The excess purchase price over assets acquired was approximately $4,091,000 and is being amortized over twenty years. In connection with the acquisition, liabilities assumed were as follows (in thousands):

         Fair value of assets acquired                        $   326
         Goodwill acquired                                      4,091
         Cash paid                                               (940)
         Notes issued                                          (1,855)
                                                              -------
         Liabilities assumed                                  $ 1,622
                                                              =======

12.  SPECIAL CHARGES

In the fourth quarter of 1996, the Company recorded special charges of $2,675,000 ($1,605,000 after tax) associated with exiting the truckaway operation. The special charges, comprised principally of the anticipated loss on sales of revenue equipment, projected losses through April 30, 1997, and write-downs of accounts receivable and other assets. Additionally, the Company recognized an adjustment to the carrying value of four properties of $825,000 ($495,000 after tax).

A pretax special charge for 1997 of $624,000 ($412,000 after tax) is comprised of gains in excess of the estimated net realizable value associated with exiting the truckaway operation discussed above of $361,000, offset by charges related to driver pay. During 1997, management concluded that certain components of driver pay were being accounted for on a cash basis. Accordingly, the Company recorded total charges of $1.2 million ($985,000 in special charges and $215,000 as operating costs) in the fourth quarter of 1997 to account for all components of driver pay on an accrual basis. It is the opinion of management that the effects of this change in accounting are immaterial to the results of operations of the previous years presented.

13.  SEGMENT REPORTING

The Company has adopted FASB Statement No. 131 "Disclosure about Segments of a Business Enterprise and Related Information".

Description of Services by Segment

The Company operates in three business segments: manufactured housing, specialized outsourcing services, and insurance and finance. The manufactured housing segment provides outsourced transportation and logistical services to manufacturers of manufactured housing through a network of terminals located in thirty one states. The specialized outsourcing services segment provides outsourced transportation services primarily to manufacturers of recreational vehicles, commercial trucks and trailers through a network of service centers in eight states. The third segment, insurance and finance, provides insurance and financing to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all property damage and bodily injury and cargo costs are captured. The Company's segments are strategic business units that offer different services and are managed separately based on the differences in these services.




Measurement of Segment (Loss) and Segment Assets

The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization (EBITDA). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note 1). There are no significant intersegment revenues.

The following table presents the financial information for the Company's reportable segments for the years ended December 31 (in thousands):



                                                        1998           1997           1996
                                                      ---------      ---------      ---------
Operating revenues
     Manufactured Housing                             $ 106,145      $ 105,383      $  82,005
     Specialized Outsourcing Services                    42,774         39,236         48,707
     Insurance and Finance                                4,072          4,085          3,802
     All Other                                               48              9             --
                                                      ---------      ---------      ---------
                                                        153,039        148,713        134,514
Total intersegment insurance revenues                    (2,585)        (2,559)        (2,306)
                                                      ---------      ---------      ---------
Total operating revenues                              $ 150,454      $ 146,154      $ 132,208
                                                      =========      =========      =========

Segment profit (loss) - EBITDA
     Manufactured Housing                             $  10,836      $   8,715      $   7,444
     Specialized Outsourcing Services                     1,126          1,245           (812)
     Insurance and Finance                               (8,358)        (7,825)        (7,564)
     All Other                                             (367)           (45)          (833)
                                                      ---------      ---------      ---------
                                                          3,237          2,090         (1,765)
Depreciation and amortization                            (1,230)        (1,075)        (1,498)
Interest expense                                           (545)          (719)          (352)
                                                      ---------      ---------      ---------
Income before taxes                                   $   1,462      $     296      $  (3,615)
                                                      =========      =========      =========

Identifiable assets
     Manufactured Housing                             $  18,764      $  17,741      $  14,986
     Specialized Outsourcing Services                     9,070          7,655          6,810
     Insurance and Finance                                1,864          1,949          1,637
     All Other                                            3,689          5,790          9,633
                                                      ---------      ---------      ---------
     Total                                            $  33,387      $  33,135      $  33,066
                                                      =========      =========      =========

Special charges included in segment profit (loss)
     Manufactured Housing                             $      --      $     571      $      --
     Specialized Outsourcing Services                        --             53          2,675
     Insurance and Finance                                   --             --             --
     All Other                                               --             --            825
                                                      ---------      ---------      ---------
     Total                                            $      --      $     624      $   3,500
                                                      =========      =========      =========

A majority of the Company's accounts receivable are due from companies in the manufactured housing, recreational vehicle, and commercial truck and trailer industries located throughout the United States. Services provided to Oakwood Homes Corporation accounted for approximately $31.8 million, $21.6 million and $12.9 million of revenues in 1998, 1997 and 1996, respectively. The Company's gross accounts receivables from Oakwood were 20% and 10% of total receivables at December 31, 1998 and 1997, respectively. In addition, Fleetwood Enterprises, Inc., accounted for approximately $26.0 million, $28.1 million and $26.6 million of revenues in 1998, 1997 and 1996, respectively, and 15% of gross accounts receivables at December 31, 1998 and 1997.

14.  OPERATING COSTS AND EXPENSES (in thousands)

                                      1998         1997         1996
                                    --------     --------     --------
Purchased transportation costs      $103,820     $100,453     $ 92,037
Operating supplies and expenses       14,092       15,267       13,300
Claims                                 7,698        7,204        6,598
Insurance                              3,375        3,524        3,843
Operating taxes and licenses           7,978        7,284        6,460
                                    --------     --------     --------
                                    $136,963     $133,732     $122,238
                                    ========     ========     ========

15.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings and claims that have arisen in the normal course of business for which the Company maintains liability insurance covering amounts in excess of its self-insured retention. Management believes that adequate reserves have been established on its self-insured claims and that their ultimate resolution will not have a material adverse effect on the consolidated financial position, liquidity, or operating results of the Company.

The Company leases certain land, buildings, computer equipment, computer software, and motor equipment under non-cancelable operating leases that expire in various years through 2001. Several land and building leases contain monthly renewal options. Total rental expenses were $2,352,000, $2,531,000 and $2,087,000 in 1998, 1997 and 1996, respectively.

Future payments at December 31, 1998 under non-cancelable leases with initial terms of one year or more are $999,000 in 1999, $787,000 in 2000, and $377,000 in 2001.

16.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The  following  is  a  summary  of  unaudited   quarterly  results  of
operations for the years ended December 31, 1998 and 1997 (in thousands, except share data):

                                                                 Three Months Ended
                                                  March 31      June 30      Sept. 30     Dec. 31
                                                  --------      --------     --------     --------
1998
Operating revenues                                $ 33,971      $ 41,523     $ 39,135     $ 35,825
Operating income (loss)                               (347)        1,239          699          416
Net income (loss)                                     (231)          617          321          196
Net income (loss) per basic and diluted share     $  (0.09)     $   0.23     $   0.12     $   0.08

1997
Operating revenues                                $ 33,633      $ 39,211     $ 38,290     $ 35,020
Operating income (loss)                                431         1,286        1,251       (1,953)
Net income (loss)                                      266           699          705       (1,474)
Net income (loss) per basic and diluted share     $   0.10      $   0.26     $   0.27     $  (0.56)



In the fourth quarter of 1997, the Company recorded special charges of $624,000 ($412,000 after tax, or $0.16 per share).

Report of Independent Auditors

The Board of Directors and Shareholders
The Morgan Group, Inc.

We have audited the accompanying consolidated balance sheets of The Morgan Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule of The Morgan Group, Inc. and subsidiaries listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Morgan Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /s/ Ernst & Young LLP



Greensboro,  North  Carolina
February 12, 1999,  except Note 7,
as to which the date is March 19, 1999

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the section entitled "Proposal One - Election of Directors" of the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders expected to be filed with the Commission on or about April 28, 1999 (the "1999 Proxy Statement").

Item 11.  EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the section entitled "Management Remuneration" of the 1999 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is incorporated by reference to the sections entitled "Voting Securities and Principal Holders Thereof" and entitled "Proposal One - Election of Directors" of the 1999 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled "Certain Transactions with Related Persons" of the 1999 Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

          The following  consolidated  financial statements are included in Item
          8:

          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated  Statements  of Changes  in  Shareholders' Equity

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements

          Report of Independent Auditors

(a)(2) Financial Statement Schedules Schedule II - Valuation and Qualifying Accounts

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the instructions or are inapplicable and therefore, have been omitted.

(a)(3)    Exhibits Filed.

          The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index. Included in those exhibits are management contracts and compensatory plans and arrangements which are identified as Exhibits 10.1 through 10.10.

(b)       Reports on Form 8-K

          Registrant filed no reports on Form 8-K during the quarter ending December 31, 1998.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index.

                                   Schedule II

                     The Morgan Group Inc. and Subsidiaries
                        Valuation and Qualifying Accounts

                                                         Allowance for Doubtful Accounts

                                                            Additions            Amounts
                                            Beginning    Charged to Costs      Written Off            Ending
             Description                     Balance      and Expenses       Net of Recoveries        Balance
             -----------                     -------      ------------       -----------------        -------
Year ended December 31, 1998                $183,000       $301,000              $276,000             $208,000

Year ended December 31, 1997                $ 59,000       $336,000              $212,000             $183,000

Year ended December 31, 1996                $102,000       $244,000              $287,000             $ 59,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                          THE MORGAN GROUP, INC.

Date:    March 30, 1999              By:  /s/ Charles C.  Baum
                                          --------------------
                                          Charles C. Baum
                                          Chairman and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March, 1999.

1)         Chief Executive Officer:

           By:  /s/ Charles C.  Baum
                -----------------------------
                Charles C.  Baum


2)         Chief Financial Officer and
           Chief Accounting Officer

           By:        /s/ Dennis R.  Duerksen
                -----------------------------
                      Dennis R.  Duerksen


3)      A Majority of the Board of Directors:

                /s/ Charles C.  Baum                             Director
                -----------------------------
                Charles C.  Baum


                /s/ Bradley J.  Bell                             Director
                -----------------------------
                Bradley J.  Bell


                /s/ Richard B. Black                             Director
                -----------------------------
                Richard B.  Black


                /s/ Frank E.  Grzelecki                          Director
                -----------------------------
                Frank E.  Grzelecki


                /s/ Robert S. Prather, Jr.                       Director
                -----------------------------
                Robert S.  Prather, Jr.

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

     4.5 Amended and Restated Credit and Security Agreement, effective March 25, 1998, among the Registrant, Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company and KeyBank National Association is incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

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

     4.8 Amended and Restated Revolving Credit Note, dated March 31, 1998, among Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company to KeyBank National Association is incorporated by reference to Exhibit A to the Amended and Restated Credit and Security Agreement, effective March 25, 1998, among the Registrant, Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company and KeyBank National Association, is incorporated by reference to Exhibit
               4.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

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

     4.11 Amended and Restated Continuing Guaranty, effective as of March 31, 1998, by the Registrant to KeyBank National Association is incorporated by reference to Exhibit D to the Amended and Restated Credit and Security Agreement, effective March 25, 1998, among the Registrant, Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company and KeyBank National Association, is incorporated by reference to Exhibit
               4.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

     4.12 Revolving Credit and Term Loan Agreement, dated January 28, 1999, among the Registrant and Subsidiaries and Bank Boston, N.A., is incorporated by reference to
               Exhibit 4(1) to the Registrant's Current Report on Form 8-K filed February 12, 1999.

     4.13 Guaranty, dated January 28, 1999, among the Registrant and Subsidiaries and BankBoston, N.A. is incorporated by reference to Exhibit 4(2) to the Registrant's Current Report on Form 8-K filed February 12, 1999.

     4.14 Security Agreement, dated January 28, 1999, among the Registrant and Subsidiaries and BankBoston, N.A. is incorporated by reference to Exhibit 4(3) to the Registrant's Current Report on Form 8-K filed February 12, 1999.

     4.15 Stock Pledge Agreement, dated January 28, 1999, among the Registrant and Subsidiaries and BankBoston, N.A. is incorporated by reference to Exhibit 4(4) to the Registrant's Current Report on Form 8-K filed February 12, 1999.

     4.16 Revolving Credit Note, dated January 28, 1999, among the Registrant and Subsidiaries and BankBoston, N.A. is incorporated by reference to Exhibit 4(5) to the Registrant's Current Report on Form 8-K filed February 12, 1999.

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

     10.6 Long Term Disability Insurance Policy from CNA Insurance Companies, effective January 1, 1998 is incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

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

     10.15 First Amendment to MCI Corporate Service Plan and other service agreements dated May 7, 1996 and September 30, 1997 is incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

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

     21        Subsidiaries of the Registrant                              _____

     23        Consent of Ernst & Young LLP                                _____

     27.1      Financial  Data Schedule  (year ended December 31, 1998)    _____

     27.2      Restated  Financial  Data Schedule (year ended December
               31, 1997)                                                   _____

     27.3      Restated  Financial  Data Schedule (year ended December
               31, 1996)                                                   _____