Form 10-K/A
period 1998-12-31
MORGAN GROUP INC
filed 1999-04-29
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K/A

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

     The business experience of each director and director nominee, along with that of certain other officers, is set forth below.

     Mr. Baum (age 57) was appointed Chairman and Chief Executive Officer of the Company in 1992. Mr. Baum has also been Chief Financial Officer, Treasurer and Secretary of United Holdings Co., Inc. and its predecessors and affiliates since 1973. United Holdings Co., Inc. was involved in the metal business until 1990 when it shifted its focus to become a firm which invests in real estate and securities. Mr. Baum is also a director of United Holdings Co., Inc., Gabelli Asset Management, Inc. (a registered investment adviser under the Investment Advisers Act of 1940, as amended), Shapiro Robinson & Associates (a firm which represents professional athletes), and Municipal Mortgage and Equity Co. (a company engaged in the business of mortgage financing).

     Mr. Bell (age 46) became a director of the Company in 1993. He has served as the Vice President, Chief Financial Officer and Treasurer of Rohm and Haas Company, a chemical company, since 1997. Mr. Bell served as the Vice President and Treasurer of Whirlpool Corporation, a manufacturer and marketer of major appliances, from 1987 to 1997.

     Mr. Black (age 65) joined the Company's Board of Directors in 1993. Mr. Black is Vice Chairman and has been a director of Oak Technology, Inc., a worldwide semiconductor supplier for the personal computer and consumer electronics industries, since 1988. He was President of Oak Technology, Inc. from January 1988 to March 1999. Mr. Black has been Chairman and a director of ECRM, Incorporated, a producer of electronic publishing equipment, since 1983. He is also a director of GSI Lumonics, Inc., a manufacturer of laser-based position systems, testing equipment, and medical imaging systems, Oak Technology, Inc. and Gabelli Asset Management, Inc.

     Mr. Grzelecki (age 61) was appointed to the Board of Directors of the Company in 1997. Mr. Grzelecki retired as Vice Chairman of Handy & Harman, a diversified industrial manufacturing company in 1998, a position he held since 1997. He served as President and Chief Operating Officer of Handy & Harman from 1992 until 1997. Mr. Grzelecki is a director of Chartwell Re Corp., Spinnaker Industries Inc. and Barnes Group Inc.

     Mr. Prather (age 54 ) has been a director of the Company since 1997. He has served as the President and Chief Executive Officer of Bull Run Corporation, an investment holding company, since 1992 and as Executive Vice President of Gray Communications Systems, Inc., a media and communications company, since 1996. Mr. Prather is also a director of Bull Run Corporation and Gray Communications Systems, Inc.

     Mr. Charleston (age 52) became President and Chief Executive Officer of the Company's primary operating subsidiary, Morgan Drive Away, Inc. ("Morgan Drive Away") in July, 1998. He has been with Morgan Drive Away for the past five years serving as President of the Manufactured Housing Group of Morgan Drive Away and Senior Vice President prior to that.

     Mr. Borghesani (age 60) has been Vice President and Special Counsel of Morgan Drive Away since 1996. He served as Vice President of the Company and its predecessors from 1988 to 1996. Mr. Borghesani has also been Counsel to Baker & Daniels, a private law firm, since 1996. From 1980 to 1983, Mr. Borghesani was in private practice as an attorney specializing in transportation law and related matters. From 1968 to 1980, Mr. Borghesani served in various management capacities for Morgan Drive Away.

     Mr. Duerksen (age 58) was named Treasurer, Vice President and Chief Financial Officer of the Company and Treasurer, Senior Vice President and Chief Financial Officer of Morgan Drive Away in December, 1997. Prior to joining the Company, Mr. Duerksen was Manager - Financial Systems and Reporting of CTS Corporation, a manufacturer of electronic components, from February 1996 to October 1997. He served as Financial Controller of CTS Corporation's subsidiary, CTS Singapore PTE, Ltd., from August, 1994 to February, 1996, and was a self-employed financial consultant from February 1994 to August 1994. Mr. Duerksen was Manager - Corporate Accounting and Accounting Services for J & L Specialty Steel from January, 1993 to February, 1994.

                   FILINGS UNDER SECTION 16(a) OF THE 1934 ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's officers and directors and persons who own more than 10% of the Company's Class A Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it, and/or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended December 31, 1998, all filing requirements applicable to its officers, directors and greater than 10% stockholders with respect to Section 16(a) of the 1934 Act were complied with, except that (a) Mr. Charleston filed a Form 3 late, (b) Mr. Charleston filed a Form 5 late reporting his acquisition of 15,000 options and (c) Mr. Prather filed a Form 5 late reporting his acquisition of 8,000 options.


Item 11.  EXECUTIVE COMPENSATION

Management Remuneration

     Report of the Compensation Committee

      The objectives of the Compensation Committee with respect to executive compensation are the following:

     (1) provide compensation opportunities generally competitive with those offered by other similarly situated companies to ensure the Company's ability to attract and retain talented executives who are essential to the Company's long-term success;

     (2) reward   executive   officers  based  upon  their  ability  to  achieve
         short-term and long-term strategic goals and objectives and to enhance stockholder value; and

     (3) align the interests of the executive officers with the long-term interests of stockholders by granting stock options which will become more valuable to the executives as the value of the Company's shares increases.

     At present, the Company's executive compensation program is comprised principally of base salary and long-term incentive opportunities provided in the form of stock options. Stock options have a direct relation to long-term enhancement of stockholder value. In years in which the Company's performance goals are met or exceeded, executive compensation should tend to be higher than in years in which performance is below expectations.

     Mr. Baum. Mr. Baum does not have an employment agreement with the Company. His annual salary beginning in 1998 was $123,500. Mr. Baum's salary was determined by the Compensation Committee after negotiation with Mr. Baum in consideration of Mr. Baum's knowledge and experience and the level of time (though less than full time) Mr. Baum expends giving attention to the Company's affairs.

     Mr. Charleston. Mr. Charleston does not have an employment agreement with the Company. His annual base salary beginning in 1998 is $155,000. He was granted options to purchase 15,000 shares in September, 1998, in recognition of his appointment as President and Chief Executive Officer of Morgan Drive Away.

     Mr. Duerksen does not have an employment agreement with the Company. His annual base salary beginning in 1998 is $115,000.

     Mr. Borghesani. Mr. Borghesani and Morgan Drive Away entered into a consulting agreement effective April 1, 1996, which replaced Mr. Borghesani's former employment agreement. Under such agreement, Mr. Borghesani will remain available to the Company on a substantially continuous basis (though less than full time) for basic compensation of $98,000 per year. If his employment is terminated other than for just cause (as defined in the employment agreement) he is entitled to a three-month severance benefit of $8,333 per month. During such period, Mr. Borghesani remains eligible to participate in benefit plans and programs available to Morgan Drive Away's executive officers.

     Mr. Russell. Mr. Russell resigned from Morgan Drive Away in July, 1998. During his employment, the basic terms of Mr. Russell's compensation were provided for in an employment agreement with Morgan Drive Away. Under the terms of the agreement, Mr. Russell received a base salary of $240,000 subject to review by the Compensation Committee. Prior to his termination Mr. Russell participated in other benefits made available to management. Also, in connection with Mr. Russell's initial engagement, Morgan Drive Away adopted a Special Employee Stock Purchase Plan under which Mr. Russell purchased 70,000 shares of Class A Common Stock at an aggregate price of $560,000. Mr. Russell paid $56,000 for the shares and delivered a promissory note in the amount of $504,000. Upon Mr. Russell's termination, the Company purchased his 70,000 shares of Class A Common Stock at the then market price of $637,000. As part of the settlement, Mr. Russell paid off the promissory note.

     Mr. Russell received continuance of his salary and other benefits through August 14, 1998, and received $6,875 for consulting services rendered from August 15, 1998 through February 15, 1999. Mr. Russell paid the Company $12,600 interest on his promissory note for 1998.

     The base salary of Mr. Baum was approved by the Compensation Committee. The base salaries of the other executive officers are based on the recommendations of Mr. Baum, taking into account personal performance and experience.

     Stock Options. The Morgan Group, Inc. Incentive Stock Plan ("Stock Plan") is the Company's principal long-term incentive plan for directors, executive officers and other key employees. The objectives of the Stock Plan are to align executive and stockholder long-term interests by creating a strong and direct link between executive compensation and stockholder return, and to enable executive officers and other key employees to develop and maintain a significant long-term ownership position in the Company's Class A Common Stock. The Stock Plan authorizes the Compensation Committee to award executive officers and other key employees stock options, shares of restricted stock or certain cash awards. See "-- Incentive Stock Plan" below.

     The Stock Plan was approved by the stockholders of the Company in June 1993. A total of 200,000 shares have been reserved for issuance under the Plan, of which options for 170,375 shares were outstanding at December 31, 1998. Options for 62,500 shares of Class A Common Stock have been granted to the named executive officers as follows: 25,000 to Mr. Baum, 22,500 to Mr. Charleston, 10,000 to Mr. Borghesani and 5,000 to Mr. Duerksen. Mr. Baum already had a significant equity interest in the Company in addition to these option grants. Such grants were deemed appropriate to reward Mr. Baum for past performance, especially for successful completion of the initial public offering, and to enhance his equity incentive. Mr. Baum's options are nonqualified stock options with an exercise price of $8.75 per share and are fully exercisable. Stock options are generally granted with exercise prices at the prevailing market price and will only have a value to the executives if the stock price increases. Additional options for 54,500 shares have been granted to other executive officers.

     The Compensation Committee believes that the option plan helps to link executive compensation to corporate performance. This should result in better alignment of compensation with corporate goals and the interests of the Company's stockholders. As performance goals are met or exceeded, most probably resulting in increased value to stockholders, executives are appropriately rewarded. The Compensation Committee believes that compensation levels during fiscal 1998 for executive officers adequately reflect the Company's compensation goals and policies.

                                  Compensation
                                Committee Members
                                -----------------
                           Richard B. Black, Chairman
                                 Bradley J. Bell

     Remuneration of Named Executive Officers. The following table sets forth, for each of the Company's last three fiscal years, information with respect to the Chief Executive Officer and each of the executive officers of the Company whose aggregate salary and bonus paid for fiscal 1998 exceeded $100,000 and includes information with respect to Terence L. Russell, former President and Chief Executive Officer of Morgan Drive Away, who resigned in July, 1998.


                           Summary Compensation Table
                                                                            Long Term
                                                                          Compensation
                                                Annual Compensation          Awards
Name and Principal Position         Year      Salary          Bonus    (options/warrants)      All Other Compensation (1)
-------------------------------------------------------------------     ----------------       --------------------------
Charles C. Baum                     1998      118,308            ---            ---                 1,417
     Chairman and                   1997      113,500            ---            ---                 2,413
     Chief Executive Officer        1996      113,500            ---            ---                 2,189
Edward Charleston                   1998      146,058            ---            ---                 6,748
     President and Chief Executive  1997      144,896            ---            ---                 4,738
     Officer of Morgan Drive Away   1996      121,996         12,000            ---                 4,738
Dennis Duerksen                     1998      109,038            ---            ---                 4,101
     Treasurer, Vice President      1997       18,981 (2)        ---          5,000                 1,375
     and Chief Financial Officer    1996          ---            ---            ---                   ---
Paul D. Borghesani                  1998       98,000            ---            ---                 6,799
     Vice President of              1997       99,731            ---            ---                 6,410
     Morgan Drive Away              1996      100,000            ---            ---                 9,927
Terence L. Russell                  1998      156,993            ---            ---                 2,815
     Former President and Chief     1997      240,000            ---            ---                28,886
     Executive Officer of           1996      230,769         25,200         11,000                 1,152
     Morgan Drive Away
---------------

(1) Amounts shown for Mr. Baum and Mr. Borghesani include $200 matching contributions under the Company's 401(k) Plan. Amounts shown for Mr. Charleston, Mr. Duerksen, Mr. Borghesani and Mr. Russell include an automobile allowance. Remaining amounts shown for all executive officers are for annual premiums paid by the Company for health, life and disability insurance.

(2)  Mr. Duerksen joined the Company in December of 1997.

     Incentive Stock Plan

     The purpose of the Stock Plan is to provide to certain directors, officers (including officers who are members of the Board of Directors) and other key employees of the Company who are materially responsible for the management or operations of the Company and have provided valuable services to the Company a favorable opportunity to acquire Class A Common Stock of the Company, thereby providing them with an increased incentive to work for the success of the Company and better enabling the Company to attract and retain capable directors and executive personnel. Options to purchase 15,000 shares were granted to Mr. Charleston in September 1998, in recognition of his promotion to President and Chief Executive Officer of Morgan Drive Away. No other options were granted to named executive officers in 1998.


                              Outstanding Stock Option Grants and Value Realized as of December 31, 1998

                                             Individual Grants
                                        % of Total                                     Potential Realizable Value
                                          Options                                        at Assumed Annual Rates
                          Securities    Granted to                                           of Stock Price
                          Underlying   Employees in   Exercise or                             Appreciation
                            Options        Year       Base Price        Expiration           for Option Term
     Name                 Granted (#)      1998            ($Sh)           Date           5%($)(1)      10%($)(1)
     ----                 -----------      ----            -----           ----           --------      ---------
Charles C. Baum              ---           ---             ---             ---               ---          ---
Edward Charleston          15,000          100%           $7.00           9-17-08          $66,034     $167,343
Dennis Duerksen              ---           ---             ---             ---               ---          ---
Paul D. Borghesani           ---           ---             ---             ---               ---          ---
Terence L. Russell           ---           ---             ---             ---               ---          ---

(1) These gains are based upon assumed rates of annual compound stock appreciation of 5% and 10% from the date the options were granted over the full option term. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on option exercises are dependent upon the future performance of the shares and overall stock market conditions. There can be no assurance that the amounts reflected on this table will be achieved.

     The following table includes the number of shares covered by both exercisable and unexercisable stock options or warrants held by the named executive officers as of December 31, 1998. Also reported are the values for "in-the-money" options (options whose exercise prices are lower than the market value of the shares at fiscal year end) which represent the spread between the exercise price of any such existing stock options and the fiscal year-end market price of such stock.


                                                              Number of                        Value of
                            Shares                       Unexercised Options             In-the-Money Options
                          Acquired On     Value          at Fiscal Year End               at Fiscal Year End(1)
   Name                  Exercise (#) Realized ($)     Exercisable   Unexercisable      Exercisable   Unexercisable
   ----                  ------------ ------------     -----------   -------------      -----------   -------------
Charles C. Baum                 ---         ---            25,000          ---             $   0  (2)  $       0  (2)
Edward Charleston               ---         ---             7,500       15,000             $   0  (2)     $5,825
Paul D. Borghesani              ---         ---            10,000          ---             $   0  (2)  $       0  (2)
Dennis Duerksen                 ---         ---             1,250        3,750             $   0  (2)  $       0  (2)

(1) Based on market value of the Class A Common Stock of $7.375 per share at December 31, 1998.

(2) Since the fair market value of the shares subject to the options was below the exercise price of the options at fiscal year end, such options were not "in-the-money."

     Defined Benefit Plans

     401(k) Plan. The Company adopted The Morgan Group, Inc. Deferred Compensation 401(k) Plan (the "401(k) Plan") effective June 1, 1993. All employees of the Company and its subsidiaries are eligible to participate in the 401(k) Plan after having satisfied eligibility requirements including age, employment term and hours of service, as specified in the 401(k) Plan. Employees began participating in the 401(k) Plan in January, 1994.

     The 401(k) Plan permits employees to make contributions by deferring a portion of their compensation. Participating employees also share in contributions made by their respective employers. The annual employer contribution to each participant's account is equal to 25% of the first $800 of the participant's contribution, provided the employer has net income or retained earnings. The Company has discretion to, and may consider, increasing the annual matching contribution in the future. A participant's interest in both employee and employer matching contributions and earnings thereon are fully vested at all times. The Company also has discretion to make profit-sharing contributions to the 401(k) Plan which would vest over six years.

     Employee and employer contributions may be invested in the Company's Class A Common Stock or in one or more guaranteed income or equity funds or insurance contracts offered under the Plan from time to time. Except in certain cases of financial hardship, a participant (or his or her beneficiary) receives distributions from the 401(k) Plan only at retirement, termination of employment, total permanent disability, death, or termination of the 401(k) Plan. At that time, the value of the participant's interest in the 401(k) Plan is distributed to the participant (or his or her beneficiary). The Company offers no other post-termination benefit plans.

     Other Benefits

     The Company pays annual premiums for health, life and disability insurance for executive officers.


     Compensation of Directors

     Directors of the Company who are salaried employees of the Company do not receive any additional compensation for serving as directors. Non-employee directors of the Company receive $1,000 per year for serving on the Board of Directors and $1,000 for each Board of Directors meeting attended. In addition, the Chairmen of the Compensation, Audit and Nominating Committees each receive $5,000 annually.

     The Stock Plan contains a formula providing for the grant of non-qualified options to each non-employee director. Under this formula, Mr. Bell and Mr. Black were each granted options for 4,000 shares effective July 29, 1993 at an exercise price equal to the initial public offering price of $9.00 per share and they were also each granted options for 4,000 shares, effective May 4, 1994, at an exercise price equal to $6.80 per share upon their re-election to the Board of Directors at the 1994 annual meeting of stockholders. Mr. Grzelecki was granted an option for 8,000 shares at an exercise price of $6.20 per share upon his election to the Board of Directors in January 1997. Non-employee directors first elected to the Board of Directors after the 1997 annual meeting of stockholders may be granted options to purchase up to 8,000 shares of Class A Common Stock at an exercise price of not less than 80% of the fair market value of Class A Common Stock on the date of grant, if and to the extent determined by the Board of Directors. All options presently granted have terms of 10 years and one day and are exercisable 6 months after grant. To date, options for 49,000 shares have been granted to non-employee directors as a group under these provisions.

     Performance Graph

     The graph shows the performance of the Company's Class A Common Stock since December 31, 1993, in comparison to the American Stock Exchange Market Value Index and a customer selected peer group.(1) The Class A Common Stock was listed on The American Stock Exchange effective February 9, 1995.

                                [graph omitted]

                                   12/31/93  12/30/94   12/29/95   12/31/96   12/31/97   12/31/98
                                   --------  --------   --------   --------   --------   --------
Morgan Group A                      100.00     92.90     110.23      99.44     124.07      99.58
Customer Selected Stock List        100.00     83.27     113.83     104.58     144.27     143.58
AMEX Market Index                   100.00     88.33     113.86     120.15     144.57     142.61

(1) The peer group is composed of Clayton Homes, Inc., Fleetwood Enterprises, Inc., JB Hunt Transport Services, Inc., Kevco, Inc., Landstar System, Inc., Patrick Industries, Inc. and Skyline Corporation. The Company arranges for delivery for the manufactured housing, commercial and recreational vehicle industries as well as provides financial and insurance services. Accordingly, the peer group includes manufactured housing and recreational vehicle manufacturers and companies who arrange for delivery services and provide financial and insurance services.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Class A Common Stock and Class B Common Stock as of March 26, 1999, by each person who is known by the Company to own beneficially 5% or more of the Class A Common Stock or the Class B Common Stock. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares reported.

                                  Number of Shares                             Number of Shares
     Name and Address of       of Class A Common Stock     Percent of       of Class B Common Stock      Percent of
      Beneficial Owner          Beneficially Owned(1)       Class (1)         Beneficially Owned           Class
----------------------------------------------------------------------------------------------------------------
Charles C. Baum (2)                  187,861 (3)               14.7 %                 --                     --
2545 Wilkens Avenue
Baltimore, Maryland  21223
Lynch Corporation (4)                155,900 (5)               12.5 %(5)         1,200,000(5)              100%(5)
401 Theodore Fremd Avenue
Rye, New York 10580-1430
United Holdings Co., Inc. (2)        118,518                    9.5 %                 --                     --
2545 Wilkens Avenue
Baltimore, Maryland  21223
John L. Keeley, Jr.                   95,550 (6)                7.6 %                 --                     --
401 South LaSalle Street
Suite 1201
Chicago, Illinois  60605
-----------------

(1) Based upon 1,249,207 shares of Class A Common Stock outstanding, which does not include stock options held by management and non-employee directors for 170,375 shares of Class A Common Stock, of which options for 123,625 shares have become exercisable.

(2) Mr. Baum is a director, executive officer and minority shareholder of United Holdings Co., Inc. ("United Holdings").

(3) Includes 8,000 shares held of record by Mr. Baum's children, 2,714 shares held in the Company's 401(k) Plan, and unexercised options to acquire 25,000 shares. An additional 118,518 shares of Class A Common Stock (not included in Mr. Baum's holdings) are held by United Holdings Co., Inc. of which Mr. Baum is a director, executive officer and minority shareholder.

(4) The Lynch Corporation ("Lynch") announced that it would transfer its equity interest in the Company, along with Lynch's multimedia and service businesses, to Lynch Interactive Corporation, and distribute the shares of such entity to its shareholders. The proposed spin-off requires certain regulatory and other approvals. Lynch expects to obtain those approvals and effect the spin-off in mid-1999. No record or payment date has been set.

(5) Lynch owns 1,200,000 shares of Class B Common Stock. Class B Common Stock is automatically converted into Class A Common Stock upon transfer on a share-for-share basis. The Class B Common Stock is convertible at all times, at the option of the stockholder and without cost to the stockholder, into Class A Common Stock on a share-for-share basis. Upon conversion, such shares would represent 49% of the then outstanding shares of Class A Common Stock. The outstanding Class A Common Stock and Class B Common Stock held by Lynch represents 70.0% of the aggregate voting power of both classes of Common Stock of the Company. Lynch has pledged all 1,200,000 shares of Class B Common Stock to a bank ("Bank") as security for borrowings. In the unlikely event of a default by Lynch, the Bank could acquire ownership of the shares of Class B Common Stock, which would automatically convert to 1,200,000 shares of Class A Common Stock. In that event, Lynch may no longer hold voting control of the Company. Mr. Mario J. Gabelli is the Chairman of the Board and Chief Executive Officer of Lynch. Mr. Gabelli may be deemed to be a beneficial owner of 155,900 shares of Class A Common Stock and all of the Class B Common Stock owned by Lynch (shown in the above table) by virtue of his and certain affiliated parties' beneficial ownership of 23.0% of the shares of Common Stock of Lynch. Mr. Gabelli, however, specifically disclaims beneficial ownership of all shares of the Class A Common Stock and Class B Common Stock of the Company held by Lynch.

(6)  Includes (a) 49,600 shares held of record by Keeley Asset Management Corp.,
     (b) 9,500 shares held by Kamco Performance Limited Partnership, (c) 11,000 shares held of record by Kamco Limited Partnership No. 1 and (d) 2,200 shares held by the John L. Keeley, Jr. Foundation.

     The following table sets forth certain information regarding each nominee for election as a director at the next annual meeting including the number and percent of shares of Class A Common Stock beneficially owned by such persons as of March 26, 1999. No nominee for director is related to any other nominee for director or executive officer of the Company by blood, marriage, or adoption, and there are no arrangements or understandings between any nominee and any other person pursuant to which such nominee was selected. The table also sets forth the number of shares of Company Class A Common Stock beneficially owned as of March 26, 1999 by each executive officer of the Company and by all directors and executive officers of the Company as a group.


                                                Director of             Class A
                                                  Company           Common Stock (1)            Percentage
Name and Title                                     Since           Beneficially Owned            of Class
--------------                                     -----           ------------------            --------
Director Nominees:
For Election By Holders of
Class A and Class B Common Stock:
Charles C. Baum                                    1992                  187,861 (2)                 14.7%
   Chairman and
   Chief Executive Officer
Bradley J. Bell                                    1993                   10,000 (3)                     *
   Director
Richard B. Black                                   1993                    8,000 (3)                     *
   Director
Frank E. Grzelecki                                 1997                    8,000 (3)                     *
   Director
For Election By Holders
of Class A Common Stock:
Robert S. Prather, Jr.                             1997                    8,000 (3)                     *
   Director
Other Executive Officers:
Edward Charleston                                                          7,900 (4)                     *
   President and Chief Executive Officer
   of Morgan Drive Away, Inc.
Dennis R. Duerksen                                                         1,250 (5)                     *
   Chief Financial Officer
   and Treasurer
Paul D. Borghesani                                                        11,088 (6)                     *
   Vice President
   of Morgan Drive Away, Inc.
Terence L. Russell                                                         5,506 (7)                     *
   Former Vice President of the Company
   and Former President and Chief Executive
   Officer of Morgan Drive Away, Inc.
All directors and executive officers
   as a group (9 persons)                                                247,605                     19.0%
--------------
footnotes on following page

*    Indicates less than 1% of Common Stock beneficially owned.

(1) Based upon information furnished by the respective directors, director nominees and executive officers. Under applicable regulations, shares are deemed to be beneficially owned by a person if he directly or indirectly has or shares the power to vote or dispose of the shares and if he has the right to acquire such power with respect to shares within 60 days. Accordingly, shares subject to options are only included if exercisable within 60 days. Includes shares beneficially owned by members of the immediate families of the director nominees or executive officers residing in their homes.

(2) Includes 8,000 shares held of record by Mr. Baum's children, 2,714 shares held in the Company's 401(k) Plan; and currently exercisable options to acquire 25,000 shares. An additional 118,518 shares of Class A Common Stock are held by United Holdings Co., Inc. of which Mr. Baum is a director, executive officer and minority shareholder. See "Voting Securities and Principal Holders Thereof" above.

(3)  Includes currently exercisable options to acquire 8,000 shares.

(4)  Includes currently exercisable options to acquire 7,500 shares.

(5)  Includes currently exercisable options to acquire 1,250 shares.

(6) Includes currently exercisable options to acquire 10,000 shares and 588 shares under the Company's 401(k) Plan.

(7)  Includes 3,006 shares held of record by Mr. Russell's spouse.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company was formed by Lynch in 1988 to acquire the shares of Morgan Drive Away. Lynch is a diversified company listed on the American Stock Exchange with subsidiaries in multimedia, services and manufacturing. Lynch currently owns all 1.2 million shares of the Company's outstanding Class B Common Stock and 155,900 shares of Class A Common Stock, which together represent approximately 70% of the combined voting power of all outstanding Common Stock. By virtue of its relationship with Lynch, the Company receives certain benefits and services from Lynch such as directors and officers errors and omissions insurance, placement, strategic consultation from time to time and similar items. The Board of Directors has approved a services agreement providing for the payment of reasonable compensation to Lynch for these benefits and services. Such payments in 1998 were $100,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on behalf of the undersigned, thereto duly authorized.

                                          THE MORGAN GROUP, INC.

Date:    April 28, 1999              By: /s/ Dennis R. Duerksen
                                          --------------------
                                          Dennis R. Duerksen
                                          Chief Financial Officer