Form 10-Q
period 1999-03-31
MORGAN GROUP INC
filed 1999-05-14
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 1999



                             THE MORGAN GROUP, INC.
                             2746 Old U. S. 20 West
                           Elkhart, Indiana 46515-1168
                                 (219) 295-2200

     Delaware                        1-13586                   22-2902315
    (State of              (Commission File Number)         (IRS  Employer
Incorporation)                                            Identification Number)



The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



The number of shares outstanding of each of the Company's classes of common stock at April 30, 1999 was:

         Class A - 1,247,207 shares
         Class B - 1,200,000 shares

                             The Morgan Group, Inc.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I          FINANCIAL INFORMATION

Item 1          Financial Statements

                      Consolidated Balance Sheets as of
                      March 31, 1999 and December 31, 1998                  3

                      Consolidated Statements of
                      Operations for the Three Month Periods
                      Ended March 31, 1999 and 1998                         4

                      Consolidated Statements of
                      Cash Flows for the Three Month Periods
                      Ended March 31, 1999 and 1998                         5

                      Notes to Consolidated Interim Financial
                      Statements as of March 31, 1999                   6 - 8

Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    9 - 13

PART II         OTHER INFORMATION                                          14

Item 6          Exhibits and Reports on Form 8-K                           14

                Signatures                                                 15

                          PART I FINANCIAL INFORMATION
                          Item 1 - Financial Statements
                     The Morgan Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)

                                                            March 31,     December 31,
                                                              1999           1998
ASSETS                                                     (Unaudited)
Current assets:
Cash and cash equivalents                                   $     49       $  1,490
Trade accounts receivable, less allowance for doubtful
accounts of $218 in 1999 and $208 in 1998                     14,021         12,188
Accounts receivable, other                                       473          1,214
Prepaid expenses and other current assets                      2,242          2,467
Deferred income taxes                                          1,230          1,230
                                                            --------       --------
Total current assets                                          18,015         18,589
                                                            --------       --------

Property and equipment, net                                    4,366          4,117
Intangible assets, net                                         7,874          8,030
Deferred income taxes                                          1,997          1,997
Other assets                                                     771            654
                                                            --------       --------
Total assets                                                $ 33,023       $ 33,387
                                                            ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Note payable to bank                                        $    400       $     --
Trade accounts payable                                         4,350          4,304
Accrued liabilities                                            4,708          3,566
Income taxes payable                                              10            878
Accrued claims payable                                         3,614          3,553
Refundable deposits                                            1,503          1,830
Current portion of long-term debt                                647            652
                                                            --------       --------
Total current liabilities                                     15,232         14,783
                                                            --------       --------

Long-term debt, less current portion                             710            828
Long-term accrued claims payable                               4,776          4,555
Commitments and contingencies                                     --             --

Shareholders' equity:
Common stock, $.015 par value
Class A: Authorized shares - 7,500,000
Issued shares - 1,605,553                                         23             23

Class B: Authorized shares - 2,500,000
Issued and outstanding shares - 1,200,000                         18             18
Additional paid-in capital                                    12,459         12,459
Retained earnings                                              2,979          2,898
                                                            --------       --------
Total capital and retained earnings                           15,479         15,398

Less - treasury stock at cost (356,346 and
  253,218 Class A shares)                                     (3,174)        (2,177)
                                                            --------       --------
Total shareholders' equity                                    12,305         13,221
                                                            --------       --------
Total liabilities and shareholders' equity                  $ 33,023       $ 33,387
                                                            ========       ========

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                        1999             1998
                                                    -----------      -----------

Operating revenues                                  $    35,325      $    33,971

Costs and expenses:
  Operating costs                                        32,003           31,655
  Selling, general and administration                     2,688            2,368
  Depreciation and amortization                             309              295
                                                    -----------      -----------
                                                         35,000           34,318

Operating income (loss)                                     325             (347)
Interest expense, net                                        88              144
                                                    -----------      -----------
Income (loss) before income taxes                           237             (491)

Income tax expense (benefit)                                119             (260)
                                                    -----------      -----------
Net income (loss)                                   $       118      $      (231)
                                                    ===========      ===========

Net income (loss) per basic and diluted share:      $      0.05      $     (0.09)
                                                    ===========      ===========

Weighted average shares outstanding                   2,538,611        2,636,214
                                                    ===========      ===========

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                             1999          1998
                                                           -------       -------

Operating activities:
Net income (loss)                                          $   118       $  (231)
Adjustments to reconcile net income to net cash
used in operating activities:
  Depreciation and amortization                                341           295
  Loss (gain) on disposal of property and equipment              1           (13)

Changes in operating assets and liabilities:
  Trade accounts receivable                                 (1,833)       (1,502)
  Other accounts receivable                                    741          (119)
  Refundable taxes                                              --          (196)
  Prepaid expenses and other current assets                    193           (33)
  Other assets                                                (117)          415
  Trade accounts payable                                        46          (266)
  Accrued liabilities                                        1,142         1,754
  Income taxes payable                                        (868)         (389)
  Accrued claims payable                                       282          (154)
  Refundable deposits                                         (327)         (291)
                                                           -------       -------
  Net cash used in operating activities                       (281)         (730)

Investing activities:
  Purchases of property and equipment                         (388)         (247)
  Proceeds from sale of property and equipment                  --            20
  Business acquisitions                                        (15)           --
                                                           -------       -------
  Net cash used in investing activities                       (403)         (227)

Financing activities:
  Net proceeds from note payable to bank                       400         1,265
  Principal payments on long-term debt                        (123)         (477)
  Treasury stock purchases                                    (997)          (32)
  Common stock dividends paid                                  (37)          (42)
                                                           -------       -------
  Net cash (used in) provided by financing activities         (757)          714
                                                           -------       -------

Net decrease in cash and equivalents                        (1,441)         (243)

Cash and cash equivalents at beginning of period             1,490           380
                                                           -------       -------

Cash and cash equivalents at end of period                 $    49       $   137
                                                           =======       =======

                     The Morgan Group, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                   (Unaudited)

                                 March 31, 1999
Note 1.   Basis of Presentation

           The accompanying consolidated interim financial statements have been prepared by The Morgan Group, Inc. and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

           Net income (loss) per common share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Since each share of Class B common stock is freely convertible into one share of Class A common stock, the total of the weighted average number of common shares for both classes of common stock is considered in the computation of EPS. The effect of dilutive stock options is immaterial to the calculation of diluted EPS for the periods presented.

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

           The consolidated financial statements include the accounts of the Company and its subsidiaries, Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company, and Morgan Finance, Inc., all of which are wholly owned. Significant inter-company accounts and transactions have been eliminated in consolidation.






Note 2.   Segment Reporting

           The Company has adopted FASB Statement No. 131 "Disclosure about Segments of a Business Enterprise and Related Information".


           Description of Services

           The Morgan Group, Inc. is the nation's largest service company managing the delivery of manufactured homes, trucks, specialized vehicles, and trailers in the United States. Morgan provides outsourcing transportation services principally through a national network of independent owner operators. The Company dispatches its drivers from approximately 105 offices in 32 states.

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


           Measurement of Segment Profit (Loss) and Segment Assets

           The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization (EBITDA). Segment assets have not changed significantly since December 31, 1998. The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There are no significant intersegment revenues.

           The following table presents the financial information for the Company's reportable segments for the three month periods ended March 31, (in thousands):

                                                        1999           1998
                                                      --------       --------
           Operating revenues
                Manufactured Housing                  $ 23,868       $ 23,950
                Specialized Outsourcing Services        11,032          9,642
                Insurance and Finance                    1,028          1,020
                All Other                                   52             --
                                                      --------       --------
                                                        35,980         34,612
           Total intersegment insurance revenues          (655)          (641)
                                                      --------       --------
           Total operating revenues                   $ 35,325       $ 33,971
                                                      ========       ========

           Segment profit (loss) - EBITDA
                Manufactured Housing                  $  2,649       $  2,231
                Specialized Outsourcing Services           204            172
                Insurance and Finance                   (2,030)        (2,293)
                All Other                                 (189)          (162)
                                                      --------       --------
                                                           634            (52)
           Depreciation and amortization                  (309)          (295)
           Interest expense                                (88)          (144)
                                                      --------       --------
           Income (loss) before taxes                 $    237       $   (491)
                                                      ========       ========

           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated Results

Operating revenues were a first-quarter record, increasing 3.8 percent to $35.3 million from 1998's $34.0 million. While traditionally the first quarter is seasonally the Company's slowest, operating revenues for Specialized Outsourcing Services rose 14.4 percent to $11.0 million compared with last year's first quarter, contributing to the overall increase in revenues.

Operating earnings before interest, taxes, depreciation and amortization ("EBITDA") were $634,000 for the quarter, compared with a loss of $52,000 for the corresponding period last year. Profitability improvements are the result of better service pricing, claims cost reductions and a reduction in the Company's operating cost structure.

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

Partially offsetting the reduction in operating costs was an increase in selling, general and administrative expense of $320,000 primarily increased communication, salaries, related employee benefit costs, and increased health care costs. Net interest expense decreased $56,000 or 39.9% in the first quarter of 1999 compared to the same period of the prior year as a result of improved cash flow that allowed the Company to reduce the amount of debt outstanding under its credit facility.

Net income improved to $118,000 or $0.05 per share, versus a loss of $231,000, or $0.09 per share, for the same period of the prior year.


Segment Results

The following discussion sets forth certain information about the segment results for the quarters ended March 31, 1999 and 1998.

Manufactured Housing

Manufactured Housing operating revenues are generated from providing transportation and logistical services to manufacturers of manufactured homes. Manufactured Housing operating revenues were $82,000 less in the first quarter of 1999 compared to the first quarter of a year ago. Lower quarter to quarter volume was offset by better service pricing. Manufactured Housing EBITDA increased $418,000, primarily due to a reduction in overhead costs resulting from force reductions and field office consolidations or eliminations.

Specialized Outsourcing Services

Specialized Outsourcing Services operating revenues increased in the first quarter of 1999 to $11.0 million. This increase was primarily in driver outsourcing services and large trailer delivery services. Specialized Outsourcing Services EBITDA increased to $204,000 primarily due to the increased business volume.

Insurance/Finance

The Company's Insurance/Finance segment provides insurance and financing services to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all bodily injury, property damage and cargo loss costs are captured.

Insurance/Finance operating revenues quarter to quarter were unchanged at $1.0 million. Insurance/Finance EBITDA improved $263,000, primarily due to lower claims cost for the first Quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's businesses are seasonal, particularly the shipment of manufactured homes which decline in the winter months in areas where poor weather conditions inhibit transport.

Operating activities used $281,000 of cash in the first quarter of 1999 primarily to finance trade accounts receivable growth associated with the March increase in operating revenues.

Operations in the first quarter of 1998 used $730,000 of cash. In 1999, cash was also required to pay federal and state prior year and estimated tax liabilities. These uses of cash were partially offset by collection of amounts due from the primary insurance provider. Trade accounts receivable days sales outstanding
(DSO) decreased from 28 days at December 31, 1998 to 23 days at March 31, 1999.

The Company commenced a tender offer on February 22, 1999, at which time it announced its intention to purchase shares of its Class A common stock at a price range not greater than $10.00 nor less than $8.50 per share. The Company concluded the tender offer on March 19, 1999, whereby it acquired 102,528 shares for its treasury at $9.00 per share. The Company, given its businesses, assets and prospects, believes that purchasing its Class A stock is an attractive investment that will benefit the Company and its remaining shareholders and is consistent with its long-term goals of maximizing shareholder return and with its recent purchases of outstanding shares.

On January 28, 1999, the Company entered into a new $20.0 million revolving credit facility ("New Credit Facility") with the Transportation Division of BankBoston. This New Credit Facility is for two years, subject to renewal, and better sized to the Company's requirements.

The Company had borrowings of $400,000 at March 31, 1999 and borrowing availability of $3,331,000.

The Company had minimal exposure to interest rates as of March 31, 1999 as substantially all of its outstanding long-term debt bears fixed rates. The New Credit Facility will bear variable interest rates based on either a Federal Funds rate or the Eurodollar rate. Accordingly, future borrowings under the New Credit Facility will have exposure to changes in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company currently is not using any fuel hedging instruments.

It is the management's opinion that the Company's foreseeable cash requirement will be met through a combination of internally generated funds and the credit available from the New Credit Facility.

YEAR 2000 COMPLIANCE

The Company recognizes the need to ensure its operations will not be adversely affected by Year 2000 software failures and has established a project team to address the Year 2000 issue. The Company has a program in place designed to bring the systems into Year 2000 compliance in time to minimize any significant detrimental effects on operations. The Company's goal is to have its remediated and replaced systems operational by July, 1999 to allow time for testing and verification. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans.

The Company completed an assessment of Year 2000 issues in 1998. The first two phases of the compliance plan have been completed with installation and conversion to a mainframe computer that provides adequate computing power to complete application software conversion and remediation and conversion of financial applications by the end of the first quarter of 1999.

The third phase of the Year 2000 compliance program involves the remediation and replacement of operating systems. Rather than remediate, a significant portion of the operating software is being replaced by compliant purchased software. Implementation is scheduled to be completed by July, 1999. The Company is using both internal and external resources to complete this phase. Systems ranked highest in priority are scheduled first for remediation or replacement, with final testing and certification for Year 2000 readiness completed by September, 1999.

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

External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. The total amount expended on the project through March 31, 1999 was $130,000. Costs to be incurred in the remainder of 1999 to fix Year 2000 problems are estimated at approximately $305,000. These estimated costs do not include normal ongoing costs for computer hardware and software that would be replaced even without the presence of the Year 2000 issue. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on its results of operations or financial condition.

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

FORWARD LOOKING DISCUSSION

This report contains a number of forward-looking statements. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the risk of declining production in the manufactured housing industry; the risk of losses or insurance premium increases from traffic accidents; the risk of loss of major customers; risks of competition in the recruitment and retention of qualified drivers in the transportation industry generally; risks of acquisitions or expansion into new business lines that may not be profitable; risks of changes in regulation and seasonality of the Company's business. Such factors are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under
Part I, Item 1, Business 7.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

           (a) The following exhibits are included herein:

           Exhibit 27.1 - Financial Data Schedule for Three Month Period Ended March 31, 1999

           Exhibit 27.2 - Restated Financial Data Schedule for Three Month Period Ended March 31, 1998

           (b) Report on Form 8-K:

           Report filed on February 12, 1999 announcing the closing of a new $20 million Revolving Credit and Term Loan Agreement with BankBoston, N.A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  THE MORGAN GROUP, INC.

                                                  BY:/s/ Dennis R. Duerksen
                                                  ------------------------------
                                                  Dennis R. Duerksen
                                                  Chief Financial Officer



                                                  Date: May 13, 1999