Form 10-Q
period 1999-06-30
MORGAN GROUP INC
filed 1999-08-13
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                        ---------------------------------


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 1999




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


The number of shares outstanding of each of the Company's classes of common stock at July 30, 1999 was:

                  Class A - 1,246,907 shares
                  Class B - 1,200,000 shares

                             The Morgan Group, Inc.


                                      INDEX
                                                                           PAGE
                                                                          NUMBER

  PART I       FINANCIAL INFORMATION

  Item 1       Financial Statements

               Consolidated Balance Sheets as of
               June 30, 1999 and December 31, 1998                            3

               Consolidated Statements of
               Operations for the Three and Six Month Periods
               Ended June 30, 1999 and 1998                                   4

               Consolidated Statements of
               Cash Flows for the Six Month Periods Ended
               June 30, 1999 and 1998                                         5

               Notes to Consolidated Interim Financial                    6 - 7
               Statements as of June 30, 1999

  Item 2       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8 - 11

  Item 3       Quantitative and Qualitative Disclosures About Market Risk     11


  PART II      OTHER INFORMATION                                              12

  Item 4       Submission of matters to a  Vote of Security Holders           12

  Item 6       Exhibits and Reports on Form 8-K                               13

               Signatures                                                     14

                          PART I FINANCIAL INFORMATION
                          Item 1 - Financial Statements
                     The Morgan Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)

                                                                June 30,     December 31,
                                                                  1999          1998
                                                               (Unaudited)
                                                               --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                                    $  1,419       $  1,490
  Trade accounts receivable, less allowance for doubtful         13,563         12,188
    accounts of $177 in 1999 and $208 in 1998
  Accounts receivable, other                                        273          1,214
  Prepaid expenses and other current assets                       2,165          2,467
  Deferred income taxes                                           1,230          1,230
                                                               --------       --------
Total current assets                                             18,650         18,589
                                                               --------       --------

Property and equipment, net                                       4,240          4,117
Intangible assets, net                                            7,713          8,030
Deferred income taxes                                             1,997          1,997
Other assets                                                        840            654
                                                               --------       --------
Total assets                                                   $ 33,440       $ 33,387
                                                               ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                       $  4,807       $  4,304
  Accrued liabilities                                             4,823          3,566
  Income taxes payable                                               63            878
  Accrued claims payable                                          2,845          3,553
  Refundable deposits                                             1,918          1,830
  Current portion of long-term debt                                 641            652
                                                               --------       --------
Total current liabilities                                        15,097         14,783
                                                               --------       --------

Long-term debt, less current portion                                644            828
Long-term accrued claims payable                                  5,274          4,555
Commitments and contingencies                                        --             --

Shareholders' equity:
  Common stock, $0.15 par value
   Class A:  Authorized shares - 7,500,000
   Issued shares - 1,605,553                                         23             23

   Class B:  Authorized shares - 2,500,000
   Issued and outstanding shares - 1,200,000                         18             18
  Additional paid-in capital                                     12,459         12,459
  Retained earnings                                               3,116          2,898
                                                               --------       --------
Total capital and retained earnings                              15,616         15,398

Less - treasury stock at cost 358,646 and
  253,218 Class A shares                                         (3,191)        (2,177)
                                                               --------       --------
Total shareholders' equity                                       12,425         13,221
                                                               --------       --------

Total liabilities and shareholders' equity                     $ 33,440       $ 33,387
                                                               ========       ========

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



                                                  Three Months Ended            Six Months Ended
                                                      June 30,                      June 30,

                                                1999            1998            1999            1998
                                            ----------      ----------      ----------      ----------

Operating revenues                          $   40,270      $   41,523      $   75,595      $   75,494

Costs and expenses:
   Operating costs                              36,876          37,123          68,879          68,778
   Selling, general and administration           2,650           2,873           5,338           5,241
   Depreciation and amortization                   308             288             617             583
                                            ----------      ----------      ----------      ----------
                                                39,834          40,284          74,834          74,602

Operating income                                   436           1,239             761             892
Interest expense, net                              119             189             207             333
                                            ----------      ----------      ----------      ----------
Income before income taxes                         317           1,050             554             559


Income tax expense                                 148             433             267             173
                                            ----------      ----------      ----------      ----------
Net income                                  $      169      $      617      $      287      $      386
                                            ==========      ==========      ==========      ==========

Net income per common share:
    Basic                                   $     0.07      $     0.23      $     0.12      $     0.15
                                            ==========      ==========      ==========      ==========
    Diluted                                 $     0.07      $     0.23      $     0.11      $     0.15
                                            ==========      ==========      ==========      ==========

Weighted average shares outstanding
    Basic                                    2,447,532       2,637,421       2,492,820       2,636,821
                                            ==========      ==========      ==========      ==========
    Diluted                                  2,449,287       2,657,610       2,495,326       2,653,281
                                            ==========      ==========      ==========      ==========

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                   1999             1998
                                                                 -------          -------

Operating activities:
Net income                                                       $   287          $   386
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                     617              583
   Loss (gain) on disposal of property and equipment                  28              (15)

Changes in operating assets and liabilities:
   Trade accounts receivable                                      (1,375)          (2,728)
   Other accounts receivable                                         941             (225)
   Prepaid expenses and other current assets                         302               (9)
   Other assets                                                     (186)             601
   Trade accounts payable                                            503             (146)
   Accrued liabilities                                             1,257            1,723
   Income taxes payable                                             (815)             150
   Accrued claims payable                                             11               29
   Refundable deposits                                                88               59
                                                                 -------          -------
   Net cash provided by operating activities                       1,658              408

Investing activities:
   Purchases of property and equipment                              (421)            (358)
   Proceeds from sale of property and equipment                       --               93
   Business acquisitions                                             (30)              --
                                                                 -------          -------
   Net cash used in investing activities                            (451)            (265)

Financing activities:
   Net proceeds from note payable to bank                             --              750
   Principle payments on long-term debt                             (195)            (657)
   Treasury stock purchases                                       (1,014)             (64)
   Proceeds from exercise of stock options                            --               68
   Common stock dividends paid                                       (69)             (82)
                                                                 -------          -------
Net cash (used in) provided by financing activities               (1,278)              15
                                                                 -------          -------

Net (decrease) increase in cash and equivalents                      (71)             158


Cash and cash equivalents at beginning of period                   1,490              380
                                                                 -------          -------

Cash and cash equivalents at end of period                       $ 1,419          $   538
                                                                 =======          =======

                     The Morgan Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1999


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

         Net income per common share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Since each share of Class B common stock is freely convertible into one share of Class A common stock, the total of the weighted average number of shares for both classes of common stock is considered in the computation of EPS.

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

  Note 2.   Segment Reporting

         Description of Services

         The Morgan Group, Inc. is the nation's largest service company managing the delivery of manufactured homes, trucks, specialized vehicles, and trailers in the United States. The Company provides outsourcing transportation services principally through a national network of independent owner operators. The Company dispatches its drivers from approximately 108 offices in 32 states.

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

         The  following  table  presents  the  financial   information  for  the
         Company's reportable segments for the three and six month periods ended June 30, (in thousands):

                                              Three Months Ended              Six Months Ended
                                                   June 30,                      June 30,

                                             1999           1998           1999           1998
                                           --------       --------       --------       --------

Operating revenues
   Manufactured Housing                    $ 27,648       $ 29,394       $ 51,516       $ 53,344
   Specialized Outsourcing Services          12,214         11,742         23,246         21,384
   Insurance and Finance                      1,032          1,040          2,060          2,060
   All Other                                     20              9             72              9
                                           --------       --------       --------       --------
                                             40,914         42,185         76,894         76,797
Total intersegment insurance revenues          (644)          (662)        (1,299)        (1,303)
                                           --------       --------       --------       --------
Total operating revenues                   $ 40,270       $ 41,523       $ 75,595       $ 75,494
                                           ========       ========       ========       ========

Segment profit (loss) - EBITDA
   Manufactured Housing                    $  3,108       $  2,977       $  5,757       $  5,208
   Specialized Outsourcing Services             210            412            414            584
   Insurance and Finance                     (2,376)        (1,754)        (4,406)        (4,047)
   All Other                                   (198)          (108)          (387)          (270)
                                           --------       --------       --------       --------
                                                744          1,527          1,378          1,475
Depreciation and amortization                  (308)          (288)          (617)          (583)
Interest expense                               (119)          (189)          (207)          (333)
                                           --------       --------       --------       --------
Income (loss) before taxes                 $    317       $  1,050       $    554       $    559
                                           ========       ========       ========       ========

           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESULTS OF OPERATIONS

For the Quarter Ended June 30, 1999

Consolidated Results

Operating revenues for the second quarter decreased three percent to $40.3 million from $41.5 million for the year-ago quarter, principally as a result of revenue declines in the Manufactured Housing business segment. Partially offsetting this decline were higher operating revenues in the Specialized Outsourcing Services business segment.

Operating earnings before interest, taxes, depreciation and amortization ("EBITDA") were $744,000 for the quarter, compared to $1.5 million for the corresponding period last year. Second quarter 1999 was adversely affected by increased losses in the Insurance/Finance business segment, the weakening
Manufactured Housing market and increased costs in Specialized Outsourcing Services.

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

Net interest expense decreased $70,000 in the second quarter of 1999 compared to the year-ago quarter as a result of improved cash flow and decreases in the average debt outstanding. Net income for the second quarter of 1999 was $169,000 or $0.07 per basic and diluted share, compared to $617,000 or $0.23 per basic and diluted share.

Segment Results

The following discussion sets forth certain information about the segment results for the quarters ended June 30, 1999 and 1998.

Manufactured Housing

Manufactured Housing operating revenues are generated from providing transportation and logistical services to manufacturers of manufactured homes. Manufactured Housing operating revenues were $1.7 million less in the second quarter of 1999 compared to the second quarter of a year ago. Shipments decreased eight percent in the historically strongest quarter of the year reflecting a weakening demand in the retail sales of manufactured homes. Manufactured Housing EBITDA increased $131,000, primarily due to a reduction in overhead costs offsetting the lower volume.

Specialized Outsourcing Services

Specialized Outsourcing Services operating revenues increased $472,000 in the second quarter of 1999 to $12.2 million. This increase was primarily in driver outsourcing services. Specialized Outsourcing Services EBITDA decreased to $210,000 primarily due to inefficiencies in utilizing the driver base and increased overhead costs including salary severance expenses.

Insurance/Finance

Insurance/Finance operating revenues quarter to quarter were unchanged at $1.0 million. The Insurance/Finance EBITDA loss increased $622,000, primarily due to higher bodily injury, property damage and cargo loss reserve requirements.

RESULTS OF OPERATIONS

For the First Six Months Ended June 30, 1999

For the first six months of 1999, operating revenues increased to $75.6 million from $75.5 million for the same period last year. The increase in operating revenues was in Specialized Outsourcing Services ($1.9 million), while Manufactured Housing revenues decreased ($1.8 million).

EBITDA decreased $97,000 to $1.4 million for the six month period of 1999 compared to the year ago period. This decrease was caused by the increased losses in the Insurance/Finance business segment and increased costs in Specialized Outsourcing Services. The loss of gross margin in the Manufactured Housing business segment from lower operating revenues was offset by the reduction in overhead costs.

Net interest expense decreased $126,000 or thirty-eight percent compared to the year ago period for the reasons previously noted.

The Company's effective tax rate for the three and six month's periods ended June 30, 1999 was higher than the statutory rate primarily due to the effects on pre-tax income of certain non-deductible items.

Net income decreased to $287,000 or $0.11 per diluted share compared to $386,000 or $0.15 per diluted share.

Segment Results

The following discussion sets forth certain information about the segment results for the six months ended June 30, 1999 and 1998.

Manufactured Housing

Manufactured Housing operating revenues were $1.8 million less in the first half of 1999 compared to the prior year period. This decrease occurred primarily in the second quarter. Manufactured Housing EBITDA increased $549,000, primarily due to the reduction in overhead costs resulting from force reductions and field office consolidations or eliminations.

Specialized Outsourcing Services

Specialized Outsourcing Services operating revenues increased $1.9 million in the first half of 1999 to $23.2 million. This increase was primarily in driver outsourcing services and large trailer delivery services. However, Specialized Outsourcing Services EBITDA decreased to $414,000 primarily due to the causes previously noted.

Insurance/Finance

Insurance/Finance operating revenues period to period were unchanged at $2.1 million. Insurance/Finance EBITDA loss increased $359,000, primarily due to the higher bodily injury, property damage and cargo loss reserve requirements.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated $1.7 million of cash in the first six months of 1999. Operations in the first six months of 1998 generated $408,000 of cash.

Increases in trade accounts payable, accrued liabilities and reductions in other accounts receivable, prepaid expenses and other current assets more than offset the seasonal increase in trade accounts receivable and income tax payments. Trade accounts receivable days sales outstanding (DSO) decreased from 28 days at December 31, 1998 to 26 days at June 30, 1999. Other accounts receivable decreased primarily due to the collection of amounts due from the primary insurance provider.

The Company concluded a tender offer on March 19, 1999, whereby it acquired 102,528 shares for its treasury at $9.00 per share. The Company, given its businesses, assets and prospects, believes that purchasing its Class A stock is an attractive investment that will benefit the Company and its remaining shareholders and is consistent with its long-term goals of maximizing shareholder return and with its recent purchases of outstanding shares.

On January 28, 1999, the Company entered into a new $20.0 million revolving credit facility ("New Credit Facility") with the Transportation Division of BankBoston. This New Credit Facility is for two years, subject to renewal, and better sized to the Company's requirements.

The Company had no borrowings from the new credit facility at June 30, 1999 and borrowing availability of $5.6 million.

The Company had minimal exposure to interest rates as of June 30, 1999 as substantially all of its outstanding long-term debt bears fixed rates. The New Credit Facility will bear variable interest rates based on either a Federal Funds rate or the Eurodollar rate. Accordingly, future borrowings under the New Credit Facility will have exposure to changes in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company currently is not using any fuel hedging instruments.

It is the management's opinion that the Company's foreseeable cash requirement will be met through a combination of internally generated funds and the credit available from the New Credit Facility.


YEAR 2000 COMPLIANCE

The Company recognizes the need to ensure its operations will not be adversely affected by Year 2000 software failures. The Company has a program in place designed to bring the systems into Year 2000 compliance in time to minimize any significant detrimental effects on operations. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans.

The Company converted to Year 2000 compliant financial software in February, 1999. The Company has completed software program modifications to Year 2000 compliant order entry, truck dispatch, customer billing and driver pay modules. Testing is scheduled to be completed by August 31, 1999. Other software remediation/replacement is likewise proceeding as planned.

Accordingly, Morgan presently believes that its Year 2000 compliance program will essentially be completed on a timely basis, posing no significant internal operational problems. Management, at this time, sees no need for a contingency plan for internal Year 2000 software issues. However, if program modifications are not satisfactorily tested and implemented by September 7, 1999, Morgan will develop an appropriate comprehensive contingency plan.

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

External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. The total amount expended on the project through June 30, 1999 was $141,500. Costs to be incurred in the remainder of 1999 to fix Year 2000 problems are estimated at approximately $262,000. These estimated costs do not include normal ongoing costs for computer hardware and software that would be replaced even without the presence of the Year 2000 issue. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on its results of operations or financial condition.

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


FORWARD LOOKING DISCUSSION

This report contains a number of forward-looking statements regarding Year 2000 compliance and the impact of seasonality on the shipment of manufactured homes. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the risk of declining production in the manufactured housing industry; the risk of losses or insurance premium increases from traffic accidents; the risk of loss of major customers; risks of competition in the recruitment and retention of qualified drivers in the transportation industry generally; risks of acquisitions or expansion into new business lines that may not be profitable; risks of changes in regulation and seasonality of the Company's business. Such factors are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under Part I, Item 1, Business 7.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     The information called for by this item is provided under the caption "Liquidity and Capital Resources" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

         On June 17, 1999, the Company held its Annual Meeting of Shareholders, the results of which follow:

         Report of proxies received and shares voted June 17, 1999

                                        Total            Voted      % of Total
                                      ---------        ---------    ------------
Number of shares of Class A           1,249,207        1,212,106        97%
common stock

Number of shares of Class B
common stock                          1,200,000        1,200,000       100%


1.  Election of directors elected by
    all shareholders (1-year term), shares
    of Class B common stock are entitled
    to two votes

                                                                 Against or
                                                   For            Withheld         Abstained         Non-Votes
                                                ---------        ----------        ---------         ---------
Charles C. Baum                                 3,600,600          11,506            - 0 -            37,101
Richard B. Black                                3,600,600          11,506            - 0 -            37,101
Frank E. Grzelecki                              3,600,600          11,506            - 0 -            37,101
Bradley J. Bell                                 3,600,600          11,506            - 0 -            37,101


2.  Election of director by holders of
     Class A common stock (1-year term)

     Robert S. Prather, Jr.                     1,200,600          11,506            - 0 -            37,101

3.  Amendment to Certificate of
     Incorporation to allow the transfer
     of shares of Class B common stock in
     certain limited situations without
     such shares converting to shares of
     Class A common stock
                                                                 Against or
                                                   For            Withheld         Abstained         Non-Votes
                                                ---------        ----------        ---------         ---------
Class A common stock                             715,744           34,337             115             499,011

Class A and Class B common stock
voting together as a single class               1,915,744          34,337             115             499,011



Item 6 - Exhibits and Reports on Form 8-K

         (a)    The following exhibits are included herein:

                Exhibit 3.1 - Restated and Amended Certificate of Incorporation,
                    as Amended
                Exhibit 27.1 - Financial Data Schedule for Six Month
                    Period  Ended June 30, 1999
                Exhibit  27.2 - Restated  Financial Data Schedule for Six Month
                    Period Ended June 30, 1998

         (b)    Reports on Form 8-K:

                No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE MORGAN GROUP, INC.



                                        BY:   /s/ Dennis R. Duerksen
                                             --------------------------------
                                             Dennis R. Duerksen
                                             Chief Financial Officer and
                                             Chief Accounting Officer



                                        Date: August 13, 1999