Form 10-Q
period 1999-09-30
MORGAN GROUP INC
filed 1999-11-12
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                        ---------------------------------


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 1999




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


The number of shares outstanding of each of the Company's classes of common stock at October 29, 1999 was:

                  Class A - 1,246,907 shares
                  Class B - 1,200,000 shares

                             The Morgan Group, Inc.


                                      INDEX
                                                                           PAGE
                                                                          NUMBER

  PART I            FINANCIAL INFORMATION

  Item 1            Financial Statements

                    Consolidated  Balance  Sheets as of September  30,
                    1999 and December 31, 1998                                 3

                    Consolidated  Statements  of  Operations  for  the
                    Three and Nine Month Periods  Ended  September 30,
                    1999 and 1998                                              4

                    Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 1999 and 1998 5

                    Notes  to  Consolidated  Interim  Financial            6 - 7
                    Statements as of September 30, 1999

  Item 2            Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   8 - 11

  Item 3            Quantitative  and  Qualitative  Disclosures  About
                    Market Risk                                               11


  PART II           OTHER INFORMATION                                         12

  Item 4            Exhibits and Reports on Form 8-K                          12

                    Signatures                                                13

                     PART I FINANCIAL INFORMATION
                     Item 1 - Financial Statements
                The Morgan Group, Inc. and Subsidiaries
                      Consolidated Balance Sheets
             (Dollars in thousands, except share amounts)

                                                               September 30,    December 31,
                                                                  1999             1998
                                                                --------        --------
                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                     $  2,083        $  1,490
  Trade accounts receivable, less allowance for doubtful          12,963          12,188
    accounts of $218 in 1999 and $208 in 1998
  Accounts receivable, other                                         179           1,214
  Prepaid expenses and other current assets                        2,352           2,467
  Deferred income taxes                                            1,230           1,230
                                                                --------        --------
Total current assets                                              18,807          18,589
                                                                --------        --------

Property and equipment, net                                        4,198           4,117
Intangible assets, net                                             7,543           8,030
Deferred income taxes                                              1,997           1,997
Other assets                                                         792             654
                                                                --------        --------
Total assets                                                    $ 33,337        $ 33,387
                                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                        $  4,737        $  4,304
  Accrued liabilities                                              4,596           3,566
  Income taxes payable                                                40             878
  Accrued claims payable                                           3,220           3,553
  Refundable deposits                                              1,912           1,830
  Current portion of long-term debt                                  603             652
                                                                --------        --------
Total current liabilities                                         15,108          14,783
                                                                --------        --------

Long-term debt, less current portion                                 293             828
Long-term accrued claims payable                                   5,506           4,555
Commitments and contingencies                                         --              --

Shareholders' equity:
  Common stock, $0.015 par value
   Class A:  Authorized shares - 7,500,000
   Issued shares - 1,605,553                                          23              23

   Class B:  Authorized shares - 2,500,000
   Issued and outstanding shares - 1,200,000                          18              18
  Additional paid-in capital                                      12,459          12,459
  Retained earnings                                                3,113           2,898
                                                                --------        --------
Total capital and retained earnings                               15,613          15,398

Less - treasury stock at cost 358,646 and
  253,218 Class A shares                                          (3,183)         (2,177)
                                                                --------        --------
Total shareholders' equity                                        12,430          13,221
                                                                --------        --------

Total liabilities and shareholders' equity                      $ 33,337        $ 33,387
                                                                ========        ========

                The Morgan Group, Inc. and Subsidiaries
                 Consolidated Statements of Operations
             (Dollars in thousands, except share amounts)
                              (Unaudited)


                                                  Three Months Ended               Nine Months Ended
                                                    September 30,                    September 30,
                                                1999             1998             1999             1998
                                             ----------       ----------       ----------       ----------

Operating revenues                           $   37,312       $   39,135       $  112,907       $  114,629

Costs and expenses:
   Operating costs                               34,326           35,560          103,205          104,338
   Selling, general and administration            2,477            2,580            7,815            7,821
   Depreciation and amortization                    301              296              918              879
                                             ----------       ----------       ----------       ----------

                                                 37,104           38,436          111,938          113,038


Operating income                                    208              699              969            1,591
Interest expense, net                                75              127              282              460
                                             ----------       ----------       ----------       ----------
Income before income taxes                          133              572              687            1,131


Income tax expense                                   99              251              366              424
                                             ----------       ----------       ----------       ----------
Net income                                   $       34       $      321       $      321       $      707
                                             ==========       ==========       ==========       ==========

Net income per basic and diluted share       $     0.01       $     0.12       $     0.13       $     0.27
                                             ==========       ==========       ==========       ==========


Weighted average shares outstanding           2,446,907        2,598,545        2,477,348        2,623,922
                                             ==========       ==========       ==========       ==========

                The Morgan Group, Inc. and Subsidiaries
                 Consolidated Statements of Cash Flows
                        (Dollars in thousands)
                              (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                         1999           1998
                                                       -------        -------
Operating activities:
Net income                                             $   321        $   707
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                           918            879

   Loss on disposal of property and equipment               58              1

Changes in operating assets and liabilities:
   Trade accounts receivable                              (775)        (2,370)
   Other accounts receivable                             1,035           (237)
   Prepaid expenses and other current assets               115            226
   Other assets                                           (138)           272
   Trade accounts payable                                  433          1,502
   Accrued liabilities                                   1,030          1,856
   Accrued claims payable                                  618            570
   Income taxes payable                                   (838)           283
   Refundable deposits                                      82            216
                                                       -------        -------

   Net cash provided by operating activities             2,859          3,905

Investing activities:
   Purchases of property and equipment                    (538)          (534)
   Proceeds from sale of property and equipment              8             88
   Business acquisitions                                   (40)          (159)
                                                       -------        -------
   Net cash used in investing activities                  (570)          (605)

Financing activities:
   Net proceeds from note payable to bank                   --         (2,250)
   Principal payments on long-term debt                   (584)        (1,061)
   Proceeds from long-term debt                             --            101
   Treasury stock purchases                             (1,006)          (290)
   Proceeds from exercise of stock options                  --             68
   Common stock dividends paid                            (106)          (122)
                                                       -------        -------

Net cash used in financing activities                   (1,696)        (3,554)
                                                       -------        -------

Net increase (decrease) in cash and equivalents            593           (254)

Cash and cash equivalents at beginning of period         1,490            380
                                                       -------        -------

Cash and cash equivalents at end of period             $ 2,083        $   126
                                                       =======        =======

                     The Morgan Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1999


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

Note 2.  Segment Reporting

         Description of Services

         The Morgan Group, Inc. is the nation's largest service company managing the delivery of manufactured homes, trucks, specialized vehicles, and trailers in the United States. The Company provides outsourcing transportation services principally through a national network of independent owner operators. The Company dispatches its drivers from approximately 104 offices in 32 states.

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

         The  following  table  presents  the  financial   information  for  the
         Company's reportable segments for the three and nine month periods ended September 30, (in thousands):

                                                 Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                            --------------------------        --------------------------
                                               1999             1998             1999             1998
                                            ---------        ---------        ---------        ---------

Operating revenues
   Manufactured Housing                     $  25,768        $  27,600        $  77,284        $  80,944
   Specialized Outsourcing Services            11,196           11,081           34,442           32,465
   Insurance and Finance                          974              994            3,034            3,054
   All Other                                      (14)             104               58              113
                                            ---------        ---------        ---------        ---------
                                               37,924           39,779          114,818          116,576
Total intersegment insurance revenues            (612)            (644)          (1,911)          (1,947)
                                            ---------        ---------        ---------        ---------
Total operating revenues                    $  37,312        $  39,135        $ 112,907        $ 114,629
                                            =========        =========        =========        =========

Segment profit (loss) - EBITDA
   Manufactured Housing                     $   3,147        $   2,693        $   8,904        $   7,901
   Specialized Outsourcing Services               338              347              752              931
   Insurance and Finance                       (2,732)          (2,066)          (7,138)          (6,113)
   All Other                                     (244)              21             (631)            (249)
                                            ---------        ---------        ---------        ---------
                                                  509              995            1,887            2,470

Depreciation and amortization                    (301)            (296)            (918)            (879)
Interest expense                                  (75)            (127)            (282)            (460)
                                            ---------        ---------        ---------        ---------
Income (loss) before taxes                  $     133        $     572        $     687        $   1,131
                                            =========        =========        =========        =========

           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESULTS OF OPERATIONS

For the Quarter Ended September 30, 1999

Consolidated Results

Operating revenues for the third quarter decreased five percent to $37.3 million from $39.1 million for the year-ago quarter, principally as a result of revenue declines in the Manufactured Housing business segment.

Operating earnings before interest, taxes, depreciation and amortization ("EBITDA") were $509,000 for the quarter, compared to $995,000 for the corresponding period last year. Third quarter 1999 was adversely affected by increased losses in the Insurance/Finance business segment, the weakening
Manufactured Housing market and increased costs in Specialized Outsourcing Services.

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

Net interest expense decreased $52,000 in the third quarter of 1999 compared to the year-ago quarter as a result of improved cash flow and decreases in the average debt outstanding. Net income for the third quarter of 1999 was $34,000 or $0.01 per basic and diluted share, compared to $321,000 or $0.12 per basic and diluted share.

Segment Results

The following discussion sets forth certain information about the segment results for the quarters ended September 30, 1999 and 1998.

Manufactured Housing

Manufactured Housing operating revenues are primarily generated from providing transportation and logistical services to manufacturers of manufactured homes. Manufactured Housing operating revenues were $1.8 million less in the third quarter of 1999 compared to the third quarter of a year ago. Shipments decreased eight percent in the quarter reflecting a weakening demand in the retail sales of manufactured homes and resulting in lower shipments by some of the Company's major customers. These events have also in part resulted in a decrease in the Company's market share measured as the percent of new home shipments. The Company's current anticipation is that this market weakness will continue for the foreseeable future perhaps with the market improving in the second half of 2000. See "Forward Looking Discussion" below.

The Company in response to these trends reduced the number of trucking terminals, other overhead expenses and continues to reduce the cost of doing business. Consequently, Manufactured Housing EBITDA increased $454,000 in the third quarter of 1999 compared to the third quarter of a year ago. Reduced Manufactured Housing terminal and other overhead expenses and reduced allocation of Selling, General and Administration expenses were partially offset by the lower gross margin.

Specialized Outsourcing Services

Specialized Outsourcing Services operating revenues increased $115,000 in the third quarter of 1999 to $11.2 million. This increase was in driver outsourcing services partially offset by decreases in trailer deliveries. Specialized Outsourcing Services EBITDA was $338,000 compared to $347,000 for the comparable period a year ago.

Insurance/Finance

Insurance/Finance operating revenues quarter to quarter were unchanged at $1.0 million. The Insurance/Finance EBITDA loss increased $666,000, primarily due to higher cargo loss reserve requirements. Bodily injury and property damage loss reserves also increased compared to the prior year quarter.

RESULTS OF OPERATIONS

For the First Nine Months Ended September 30, 1999

For the first nine months of 1999, operating revenues decreased to $112.9 million from $114.6 million for the comparable period a year ago. Operating revenues in Specialized Outsourcing Services increased ($2.0 million), while Manufactured Housing revenues decreased ($3.7 million).

EBITDA decreased $583,000 to $1.9 million for the nine month period of 1999 compared to the year ago period. An improved Manufactured Housing EBITDA was offset by increased losses in the Insurance and Finance business segment.

Net interest expense decreased $178,000 or thirty-nine percent compared to the year ago period for the reasons noted in the third quarter review.

The Company's effective tax rate for the three and nine month's periods ended September 30, 1999 was higher than the statutory rate primarily due to the effects on pre-tax income of certain non-deductible items.

Net income decreased to $321,000 or $0.13 per diluted share compared to $707,000 or $0.27 per diluted share.

Segment Results

The following discussion sets forth certain information about the segment results for the nine months ended September 30, 1999 and 1998.

Manufactured Housing

Manufactured Housing operating revenues were $3.7 million less in the first nine months of 1999 compared to the prior year period. This decrease occurred in the second and third quarters. Manufactured Housing EBITDA increased $1.0 million, primarily due to reductions in overhead costs.

Specialized Outsourcing Services

Specialized Outsourcing Services operating revenues increased $2.0 million in the first nine months of 1999 to $34.4 million. This increase was primarily in driver outsourcing services and large trailer delivery services. However, Specialized Outsourcing Services EBITDA decreased to $752,000 primarily due to increased overhead costs.


Insurance/Finance

Insurance/Finance operating revenues period to period were unchanged at $3.0 million. Insurance/Finance EBITDA loss increased $1.0 million due to the higher bodily injury, property damage and cargo loss reserve requirements.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated $2.9 million of cash in the first nine months of 1999.

Increases in trade accounts payable, accrued claims payable, accrued liabilities and reductions in other accounts receivable, more than offset the increase in trade accounts receivable and income tax payments. Other accounts receivable decreased primarily due to the collection of amounts due from the primary insurance provider.

The Company concluded a "Dutch Auction" self-tender offer on March 19, 1999, whereby it acquired 102,528 shares for its treasury at $9.00 per share. The Company, given its businesses, assets and prospects, believes that purchasing its Class A stock is an attractive investment that will benefit the Company and its remaining shareholders and is consistent with its long-term goals of maximizing shareholder return.

On January 28, 1999, the Company entered into a new $20.0 million revolving credit facility ("New Credit Facility") with the Transportation Division of BankBoston. This New Credit Facility is for two years, subject to renewal, and better sized to the Company's requirements.

The Company had no borrowings from the new credit facility at September 30, 1999 and borrowing availability of $5.8 million based on eligible accounts and an additional $5.0 million of excess short-term borrowing availability.

The Company had minimal exposure to interest rates on its borrowings as of September 30, 1999 as substantially all of its outstanding long-term debt bears fixed rates. The New Credit Facility bears variable interest rates based on either a Federal Funds rate or the Eurodollar rate. Accordingly, future borrowings under the New Credit Facility will have exposure to changes in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company currently is not using any fuel hedging instruments.

It is the management's opinion that the Company's foreseeable cash requirements for the ensuing twelve months will be met through a combination of internally generated funds and the credit available from the New Credit Facility.


YEAR 2000 COMPLIANCE

The Company completed its program to bring all computer hardware and software systems into Year 2000 compliance in September, 1999.

The Company does face risk to the extent that services and systems purchased by the Company and others with whom the Company transacts business do not comply with Year 2000 requirements. As part of the Year 2000 compliance program, significant service providers, vendors, customers and governmental entities that are believed to be critical to business operations after January 1, 2000 have been identified and steps are being undertaken in an attempt to reasonably determine their stage of Year 2000 readiness.

External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. The total amount expended on the project was $336,000. These costs do not include normal ongoing costs for computer hardware and software that would be replaced even without the presence of the Year 2000 issue.

Based on the progress the Company has made in addressing its Year 2000 issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time.

The most likely worst case scenario that the Company could experience would involve temporary disruptions in payments from customers and temporary disruptions in the delivery of services and products to the Company. The Company would expect that if these events were to occur, increased expense would result and adversely affect the Company's cash flow.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

FORWARD LOOKING DISCUSSION

This report contains a number of forward-looking statements regarding Year 2000 compliance and the impact of seasonality on the shipment of manufactured homes and the current weakness of the manufactured housing market. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the risk of declining production in the manufactured housing industry; the risk of losses or insurance premium increases from traffic accidents; the risk of loss of major customers; risks of competition in the recruitment and retention of qualified drivers in the transportation industry generally; risks of acquisitions or expansion into new business lines that may not be profitable; risks of changes in regulation and seasonality of the Company's business. Such factors are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under
Part I, Item 1, Business.



Item 3 -  Quantitative and Qualitative Disclosures About Market Risk

          The information called for by this item is provided under the caption "Liquidity and Capital Resources" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 5.  Other Information.

Lynch Corporation transferred all shares of The Morgan Group, Inc. which it owned, representing the voting power to elect a majority of the corporation's directors, to Brighton Communications Corporation, a wholly owned subsidiary of Lynch Interactive Corporation. Both Brighton Communications and Lynch Interactive were wholly owned subsidiaries of Lynch Corporation until September 1, 1999, when Lynch transferred all of the stock of Lynch Interactive to its shareholders. The Morgan Group does not consider the spin-off of Lynch Interactive Corporation by Lynch Corporation to constitute a change of control of the company. Lynch Interactive Corporation is traded on the American Stock Exchange.


Item 6 - Exhibits and Reports on Form 8-K

         (a)    The following exhibits are included herein:

                Exhibit 27.1 - Financial Data Schedule for Nine Month Period Ended September 30, 1999

                Exhibit 27.2 - Restated Financial Data Schedule for Nine Month Period Ended September 30, 1998


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



Date: November 12, 1999