Form 10-K405
period 1999-12-31
MORGAN GROUP INC
filed 2000-03-30
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                             THE MORGAN GROUP, INC.
                              2746 Old U.S. 20 West
                             Elkhart, Indiana 46514
                                 (219)295-2200
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

                                 YES  X        NO ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 24, 2000 was $6,397,000. The number of shares of the Registrant's Class A common stock $.015 par value and Class B common stock $.015 par value, outstanding as of March 24, 2000, was 1,248,157 shares, and 1,200,000 shares, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated into Part III of this report.

Part I

Item 1.  BUSINESS

Overview

The Morgan Group, Inc. (the "Company" or "Registrant") , a Delaware corporation, is the nation's largest publicly owned service company in managing the delivery of manufactured homes, commercial vehicles and specialized equipment in the United States, and through its wholly owned and principal subsidiary, Morgan Drive Away, Inc. ("Morgan"), has been operating since 1936. The Company is a subsidiary of Lynch Interactive Corporation, which formed the Company in 1988 to acquire Morgan and Interstate Indemnity Company ("Interstate"), an insurance subsidiary. The Company offers financing to independent owner-operators through Morgan Finance, Inc. ("Finance"). The Company provides services to the Driver Outsourcing industry through its subsidiary Transfer Drivers, Inc. ("TDI").

The Company primarily  provides  outsourcing  transportation  services through a national network of approximately 1,320 independent owner-operators and approximately 1,470 other drivers. The Company dispatches its drivers from 98 locations in 32 states. The Company's largest customers include Oakwood Homes Corporation, Fleetwood Enterprises, Inc., Champion Enterprises, Inc., Winnebago Industries, Inc., Cavalier Homes, Inc., Clayton Homes, Inc., Four Seasons Housing, Inc., Thor Industries, Inc., Fairmont Homes, Inc. and Ryder System, Inc.

The Company also provides certain insurance and financing services to the independent owner-operators through its insurance and finance subsidiaries, Interstate and Finance, respectively.

As further described below, the Company's strategy is to grow through expansion in the niche businesses already being serviced, along with pursuing acquisitions or joint ventures in related industries. In addition, the Company will look to expand insurance product offerings to drivers and owner-operators through Interstate.

The Company's principal office is located at 2746 Old U.S. 20 West, Elkhart, Indiana 46514-1168.

Company Services

The Company operates in these business segments: Manufactured Housing, Driver Outsourcing, Specialized Outsourcing Services, and Insurance and Finance.

     o Manufactured Housing Segment. The largest portion of the Company's operating revenues is derived from transportation of manufactured housing, primarily new manufactured homes, modular homes, and office trailers. A manufactured home is an affordable housing alternative. In addition, Manufactured Housing transports used manufactured homes and offices for individuals, businesses, and the U.S. Government. Based on industry shipment data available from the Manufactured Housing Institute ("MHI"), and the Company's knowledge of the industry and its principal competitors, the Company is the largest transporter of manufactured homes in the United States. Manufactured Housing ships products through approximately 1,015 independent owner-operators, some of whom drive specially modified semi-tractors referred to as "toters," which are used to reduce combined vehicle length. Makers of manufactured housing generally ship their products no more than a few hundred miles from their production facilities. Therefore, to serve the regional structure of this industry, the Company positions its dispatch offices close to the production facilities it is serving. Approximately 35 of the Company's dispatch offices are located in such a manner to serve the needs of a single plant of a manufactured housing producer. Most manufactured housing units, when transported, require a special permit prescribing the time and manner of transport for over-dimensional loads. See "Business-Regulation." The Company obtains the permits required for each shipment from each state through which the shipment will pass.


          During 1999, the manufactured housing industry experienced a decline in shipments and production. Industry production by the manufactured housing industry (considering double-wide homes as two shipments) in the U.S. decreased by approximately 5% to 574,000 in 1999 from 602,000 in 1998, after an 8% increase in 1998 according to data from the MHI. However, the Company believes that manufactured housing industry production over the long-term should continue to grow along with the general economy, especially when employment statistics and consumer confidence remain strong. The Company believes that the principal economic consideration of the typical manufactured home buyer is the monthly payment required to purchase a manufactured home and that purchasers are generally less affected by incremental increases in interest rates than those purchasers of site built homes. There is no assurance, however, that manufactured housing production will increase.

     o Driver Outsourcing Segment. The Driver Outsourcing segment provides outsourcing transportation services primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in nine states. Driver outsourcing engages the services of approximately 1,470 drivers who are outsourced to customers to deliver the vehicles. In 1999, Driver outsourcing delivered approximately 49,900 units through the use of these drivers.

     o Specialized Outsourcing Services Segment. The Specialized Outsourcing Services segment consists of large trailer ("Towaway") delivery, travel and other small trailer ("Pick-up") delivery and presently another specialized service called ("Decking"). The Towaway operation moved approximately 14,600 trailers in 1999. Towaway contracts with approximately 144 independent owner-operators who drive semi-tractors. The travel and other small trailers are delivered by 161 independent owner-operators utilizing pickup trucks. The Company in 1997, initiated the decking transportation and delivery service. Decking is the delivery of two to four over-the-road highway tractors by means of mounting one or more tractors on the rear of a preceding tractor. The Company is currently evaluating the profit potential of these niche businesses and their growth potential.

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

Selected Operating and Industry Participation Information

The following tables set forth operating information and industry participation with respect to the manufactured housing, driver outsourcing, and specialized outsourcing services segments for each of the five years ended December 31, 1999.

                                                              Years Ended December 31,
Manufactured Housing
--------------------
  Operating Information:                1995           1996           1997           1998           1999
                                      ---------      ---------      ---------      ---------      ---------
New home shipments                     114,890         121,136        154,389        161,543        148,019
Other shipments                         20,860          23,465         24,144         17,330         11,871
                                     ---------       ---------      ---------      ---------      ---------
Total shipments                        135,750         144,601        178,533        178,873        159,890

Linehaul revenues (in thousands)(1)  $  63,353       $  72,616      $  93,092      $  94,158      $  88,396

Manufactured Housing
--------------------
  Industry Participation:

Industry production (2)                505,819         553,133        558,435        601,678        573,629
New home shipments                     114,890         121,136        154,389        161,543        148,019
Shares of units produced                  22.7%           21.9%          27.6%          26.8%          25.8%

Driver Outsourcing
------------------
  Operating Information:

Shipments                               49,885          58,368         45,447         44,177         49,892
Linehaul revenues (in thousands)     $  19,842       $  23,090      $  19,706      $  19,979      $  23,748

Specialized Outsourcing Services
--------------------------------
  Operating Information:

Shipments                               44,406          41,255         34,867         38,167         32,967
Linehaul revenues (in thousands)     $  29,494       $  26,169      $  19,630      $  23,015      $  21,115





(1) Linehaul revenue is derived by multiplying the miles of a given shipment by the stated mileage rate.

(2) Based on reports of MHI. To calculate shares of new homes shipped, the Company assumes two unit shipments for each multi-section home.

Additional financial information about the business segments is included in Management's Discussion and Analysis of Financial Conditions and Results of Operations and in Note 11 of the Notes to the Consolidated Financial Statements included in Item 8.

Growth Strategy

The Company's strategy is to focus on the profitable core transportation services of Manufactured Housing and Driver Outsourcing so that operating revenues and profitability can grow in its area of dominant market position. The Company will also look for opportunities to capitalize and/or grow its market in Manufactured Housing and Driver Outsourcing through acquisitions if suitable opportunities arise. To enhance its profitability, the Company is continuing the process of reducing its overhead costs.

         o Manufactured Housing. The Company believes it can take better advantage of its position in the manufactured housing industry and its relationship with manufacturers, retailers, and independent owner-operators, by expanding the service it offers within its specialized business. The Company will continue to pursue opportunities to offer new services. The Company may also pursue the purchase of certain manufacturers' private transport fleets. In such a case, the Company would typically purchase the customer's tractors, sell the equipment to interested drivers, and then engage these drivers as independent owner-operators. The Company will also consider other acquisition opportunities.

         o Driver Outsourcing. The Company believes it can capitalize on the growing trend in the outsourcing of specialized vehicle transportation and delivery by manufacturers. It is estimated that approximately 750,000 vehicles are delivered each year through driveaway services, a delivery market estimated at $500 million or more. The number of vehicles to be outsourced is expected to increase substantially as companies calculate the cost benefits of not maintaining their own driver corps, paying salaries and benefits, running dispatch points, and maintaining an equipment base. Unlike companies with drivers on their payroll, Morgan's drivers are paid only when deliveries are made. Morgan's growth strategy within this market is to expand its market position in this highly fragmented delivery transportation market. The future growth rate of the Company's outsourcing business is dependent upon continuing to add major vehicle customers and expanding the Company's driver force.

         o Acquisitions/Joint Ventures. The Company is continuously considering acquisition opportunities. The Company may consider acquiring regional or national firms that service the manufactured housing and/or the outsourcing industry as well as logistics, transportation, or related industries. The Company is continually reviewing potential acquisitions and joint venture opportunities and is engaged in negotiations from time to time. There can be no assurance that any future transactions will be affected, or, if affected, can be successfully integrated with the Company's business.

Forward-Looking Discussion

In 2000, the Company could benefit from further reduction of overhead costs and an improvement of its safety records. While the Company remains optimistic over the long term, near term results could be effected by a number of internal and external economic conditions.

This report contains a number of forward-looking statements, including those contained in the preceding paragraph and the discussion of growth strategy above. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs, expenses, earnings and matters affecting its condition and operations. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained herein or therein to be materially inaccurate. Such factors include, without limitation, the following:

     o Dependence on Manufactured Housing. Shipments of manufactured housing have historically accounted for a substantial majority of the Company's operating revenues. Therefore, the Company's prospects are substantially dependent upon this industry which is subject to broad production cycles. Currently, manufactured housing is experiencing an industry-wide decline in shipments which is having an adverse impact on the Company's operating revenues and profitability.

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

Customers and Marketing

The Company's customers requiring delivery of manufactured homes, recreational vehicles, commercial trucks, and specialized vehicles are located in various parts of the United States. The Company's largest manufactured housing customers include Oakwood Homes Corporation, Fleetwood Enterprises, Inc., Champion

Enterprises, Inc., Cavalier Homes, Inc., Clayton Homes, Inc., Four Seasons Housing, Inc., Palm Harbor, and Skyline Corporation. The Company's largest Driver Outsourcing customers include Winnebago Industries, Inc., Thor Industries, Inc., Ryder System, Inc. and Fairmont Homes. The Company's largest Specialized Outsourcing Services customers include Fleetwood Enterprises, Inc., North American Van Lines, Inc., and Xtra Lease, Inc. While most manufacturers rely solely on carriers such as the Company, other manufacturers operate their own equipment and may employ outside carriers on a limited basis.

The Company's operating revenues are comprised primarily of linehaul revenues derived by multiplying the miles of a given shipment by the stated mileage rate. Operating revenues also include charges for permits, insurance, escorts and other items. A substantial portion of the Company's operating revenues is generated under one, two, or three-year contracts with producers of manufactured homes, recreational vehicles, and the other products. In these contracts, the manufacturers agree that a specific percentage (up to 100%) of their transportation service requirements from a particular location will be performed by the Company on the basis of a prescribed rate schedule, subject to certain adjustments to accommodate increases in the Company's transportation costs. Linehaul revenues generated under customer contracts in 1997, 1998 and 1999 were 60%, 64%, and 71% of total linehaul revenues, respectively.

The Company's ten largest customers all have been served for at least three years and accounted for approximately 66%, 69% and 68% of its linehaul revenues in 1997, 1998 and 1999, respectively. Linehaul revenues under contract with Fleetwood Enterprises, Inc. ("Fleetwood"), accounted for approximately $28.1 million, $26.0 million and $23.9 million of linehaul revenues in 1997, 1998 and 1999, respectively. Linehaul revenues with Oakwood Homes Corporation ("Oakwood") accounted for approximately $21.6 million, $31.8 million and $28.8 million of linehaul revenues in 1997, 1998 and 1999, respectively. The Fleetwood Manufactured Housing contract is continuous unless cancelled by either party with a thirty (30) day written notice. The Oakwood manufactured housing contract is renewed annually. The Company has been servicing Fleetwood for over 25 years and Oakwood for over ten years. Most contracts provide for scheduled rate increases based upon the regional fuel prices. These increases are generally past on to the independent owner/operators who purchase fuel.

The Company markets and sells its services through 98 locations in 32 states, concentrated where manufactured housing and motor home production facilities are located. Marketing support personnel are located both at the Company's Elkhart, Indiana headquarters and regionally. Dispatch offices are supervised by regional offices.

The Company has 35 dispatch offices each devoted primarily to a single customer facility. This allows the dispatching agent and local personnel to focus on the needs of each individual customer while remaining supported by the Company's nationwide operating structure. Sales personnel at regional offices and at the corporate headquarters meet periodically with manufacturers to review production schedules, requirements and maintain contact with customers' shipping personnel. Senior management maintains personal contact with corporate officers of the Company's largest customers. Regional and terminal personnel also develop relationships with manufactured home park owners, retailers, and others to promote the Company's shipments of used manufactured homes. The Company also participates in industry trade shows throughout the country and advertises in trade magazines, newspapers, and telephone directories.

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

The Company attracts independent owner-operators mainly through field recruiters, trade magazines, referrals, and truck stop brochures. The Company has in the past been able to attract new independent owner-operators primarily because of its competitive compensation structure, its ability to provide loads and its reputation in the industry. Recruitment and retention of qualified drivers is highly competitive and there can be no assurance that the Company will be able to attract a sufficient number of qualified, independent owner-operators in the future.

The contract between the Company and each owner operator can be canceled upon ten day's notice by either party. The weighted average length of service of the Company's current independent owner-operators is approximately 3.5 years in 1999 and 3.0 years in 1998. At December 31, 1999, 1,320 independent owner-operators were under contract to the Company, including 1,015 operating toters, 144 operating semi-tractors, and 161 operating pick-up trucks.

In Manufactured Housing, independent owner-operators utilizing toter equipment tend to exclusively transport manufactured housing, modular structures, or office trailers. Once modified from a semi-tractor, a toter has limited applications for hauling general freight. Toter drivers are, therefore, unlikely to be engaged by transport firms that do not specialize in manufactured housing. This gives the Company an advantage in retaining toter independent owner-operators. The average tenure with the Company of its toter independent owner-operators is 3.9 years in 1999 compared to 3.3 years in 1998.

In Specialized Outsourcing Services, Morgan is competing with national carriers for the recruitment and retention of independent owner-operators who own tractors. The average length of service of the Company's independent owner-operators is approximately 2.3 years, compared to 2.1 years in 1998.

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

Driver Outsourcing

The Company utilizes both independent contractors and employees in its outsourcing operations. The Company outsources its over 1,470 drivers on a trip-by-trip basis for delivery to retailers and rental truck agencies, recreational and commercial vehicles, such as buses, tractors, and commercial vans. These individuals are recruited through driver recruiters, trade magazines, brochures, and referrals. Prospective drivers are required to possess at least a chauffeur's license and are encouraged to obtain a commercial driver's license. They must also meet and maintain compliance with requirements of the U.S. Department of Transportation and standards established by the Company. Outsourcing drivers are utilized as needed, depending on the Company's transportation volume and driver availability. Outsourcing drivers are paid on a per mile basis. The driver is responsible for most operating expenses, including fuel, return travel, lodging, and meals. The Company provides licenses, cargo and liability insurance, communications, sales, and administrative services.

Agents and Employees

The Company has approximately 91 terminal managers and assistant terminal managers who are involved directly with the management of equipment and drivers. Of these 91 staff, approximately 73 are full-time employees and the remainder are independent contractors who earn commissions. The terminal personnel are responsible for the Company's terminal operations including safety, customer relations, equipment assignment, and other matters. Because terminal personnel develop close relationships with the Company's customers and drivers, from time to time the Company has suffered a terminal personnel defection, following which the former staff has sought to exploit such relationships in competition with the Company. The Company does not expect that future defections, if any, would have a material affect on its operations. In addition to the terminal personnel, the Company employs approximately 225 full-time employees. The Company also has 11 full-time employee drivers in Manufactured housing and 11 in Driver Outsourcing.

Seasonality

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. The Company's operating revenues, therefore, tend to be stronger in the second and third quarters.

Risk Management, Safety and Insurance

The risk of substantial losses arising from traffic accidents is inherent in any transportation business. The Company carries insurance with a deductible of $250,000 per occurrence except for the period from April 1, 1998 through March 31, 1999 when the deductible was $150,000 for personal injury and property damage. The Company has been approved but has not activated a self-insurance authority for personal injury and property damage coverage of up to $1 million. For the period April 1, 1997 to March 31, 1998 the Company carried cargo insurance with a $250,000 deductible. The deductible was $150,000 for the period April 1, 1998 to March 31, 1999. Effective April 1, 1999, the Company is self-insured for up to $1 million of cargo coverage. The Company's cargo insurance policy for the year ended March 31, 1999 included a stop-loss provision. The frequency and severity of claims under the Company's liability insurance affects the cost and potentially the availability of such insurance. If the Company is required to pay substantially greater insurance premiums, or incurs substantial losses above its insurance coverage or below its deductibles, its results could be materially adversely affected. The Company continues to review its insurance programs, self-insurance limits and excess policy provisions. The Company believes that its current insurance coverage is adequate to cover its liability risks. There can be no assurance that the Company can continue to maintain its present insurance coverage on acceptable terms.

The following table sets forth information with respect to bodily injury, property damage, cargo claims, and automotive physical damage reserves for the years ended December 31, 1997, 1998, and 1999, respectively.

                             Claims Reserve History
                            Years Ended December 31,
                                 (in thousands)

                                  1997            1998            1999
                                 -------         -------         -------

Beginning Reserve Balance        $ 4,660         $ 5,323         $ 8,108
Provision for Claims               7,204           7,698           8,633
Payments, net                     (6,541)         (4,913)         (8,323)
                                 -------         -------         -------
Ending Reserve Balance           $ 5,323         $ 8,108         $ 8,418
                                 =======         =======         =======


The Company has driver recognition programs emphasizing safety to enhance the Company's overall safety record. In addition to periodic recognition for safe operations, the Company has implemented safe driving bonus programs. These plans generally reward drivers on an escalating rate per mile based upon the claim-free miles driven. The Company utilizes a field safety organization which places a dedicated safety officer at each regional center. These individuals work towards improving safety by analyzing claims, identifying opportunities to reduce claims costs, implementing preventative programs to reduce the number of incidents, and promoting the exchange of information to educate others. The Company has a Senior Vice President of Safety, a Director of Safety and D.O.T. Compliance, seven (7) field safety managers, and a Director - Risk Management.

Interstate makes available physical damage insurance coverage for the Company's independent owner-operators. Interstate also writes performance surety bonds for Morgan. The Company may also utilize its wholly-owned insurance subsidiary to secure business insurance for Morgan through re-insurance contracts.

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

The Company provides services to certain specific customers under contract and non-contract services to the shipping public pursuant to governing rates and charges maintained at its corporate and various dispatching offices. Transportation services provided pursuant to a written contract are designed to meet a customer's specific shipping needs.

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

Most manufactured homes, when being transported by a toter, exceed the maximum dimensions allowed on state highways without a special permit. The Company obtains these permits for its independent contractor owner-operators from each state which allows the Company to transport their manufactured homes on state highways. The states and Canadian provinces have special requirements for over-dimensional loads detailing permitted routes, timing required, signage, escorts, warning lights and similar matters.

Most states and provinces also require operators to pay fuel taxes, comply with a variety of other state tax and/or registration requirements, and keep evidence of such compliance in their vehicles while in transit. The Company coordinates compliance with these requirements by its drivers and independent contractor owner-operators, and monitors their compliance with all applicable safety regulations.

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

Item 2.  PROPERTIES

The Company owns approximately 24 acres of land with improvements in Elkhart, Indiana. The improvements include a 23,000 square foot office building housing the Company's principal office and Manufactured Housing; a 7,000 square foot building housing Specialized Outsourcing Services; a 9,000 square foot building used for the Company's safety and driver service departments. The driver training and licensing operation was discontinued during 1999. Most of the Company's 103 locations are situated on leased property. The Company also owns and leases property for parking and storage of equipment at various locations throughout the United States, usually in proximity to manufacturers of products moved by the Company. The property leases have term commitments of a minimum of thirty days and a maximum of three years, at monthly rentals ranging from $25 to $6,500. The following table summarizes the Company's owned real property.

 Property                          Property                      Approximate
 Location                         Description                      Acreage

Elkhart, Indiana               Corporate and
                               Specialized Outsourcing Services       24
Wakarusa, Indiana              Terminal and storage                    4
Middlebury, Indiana            Terminal and storage                   13
Mocksville, North Carolina     Terminal and storage                    8
Edgerton, Ohio                 Terminal and storage                    2
Woodburn, Oregon               Storage                                 4
Woodburn, Oregon               Region and storage                      1
Montevideo, Minnesota          Terminal and storage                    3

The following property is
owned and is being held for sale:

Fort Worth, Texas              Region and storage                      6

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

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

The Company's common stock is traded on the American Stock Exchange under the symbol MG. As of March 24, 2000, the approximate number of shareholders of record of the Company's Class A common stock was 126. This figure does not include shareholders with shares held under beneficial ownership in nominee name or within clearinghouse position of brokerage firms and banks. The Class B common stock is held of record by Brighton Communications Corporation, a subsidiary of Lynch Interactive Corporation.

Market Price of Class A common stock:

                               1999                         1998
Quarter Ended           High          Low           High           Low
March 31             $   9.13      $   6.63      $   10.25      $   8.75
June 30                  8.75          6.75          11.63          9.50
September 30             9.88          7.00          10.19          6.50
December 31              7.88          5.44           7.75          6.88

Dividends Declared:
                            Class A                      Class B
                         Cash Dividends              Cash Dividends
Quarter Ended         1999          1998            1999         1998
March 31             $    .02      $    .02       $    .01     $    .01
June 30                   .02           .02            .01          .01
September 30              .02           .02            .01          .01
December 31               .02           .02            .01          .01

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

THE MORGAN GROUP, INC. AND SUBSIDIARIES FINANCIAL HIGHLIGHTS


(Dollars in thousands, except share amounts)         1999           1998           1997          1996           1995
--------------------------------------------------------------------------------------------------------------------
Operations
  Operating Revenues                             $145,629       $150,454       $146,154      $132,208       $122,303
  Operating Income (Loss) (1)                         550          2,007          1,015       (3,263)          3,371
  Pre-tax Income (Loss) (1)                           212          1,462            296       (3,615)          3,284
  Net Income (Loss) (1)                                19            903            196       (2,070)          2,269


Net Income (Loss) Per Share:
  Basic                                             $0.01          $0.35          $0.07       ($0.77)          $0.80
  Diluted                                            0.01           0.35           0.07        (0.77)           0.73
  Cash Dividends Declared:
      Class A                                         .08           0.08           0.08          0.08           0.08
      Class B                                         .04           0.04           0.04          0.04           0.04

Financial Position

  Total Assets                                    $32,264        $33,387        $33,135       $33,066        $30,795
  Working Capital                                   3,189          3,806          1,613         1,635          8,293
  Long-term Debt                                      965          1,480          2,513         4,206          3,275
  Shareholders' Equity                             12,092         13,221         12,724        13,104         15,578


Common Shares Outstanding at Year
   End                                          2,448,157      2,554,085      2,637,910     2,685,520      2,649,554
Basic Weighted Average Shares
   Outstanding                                  2,469,675      2,606,237      2,656,690     2,684,242      2,582,548


(1) Includes pre-tax special charges of $624,000 ($412,000 after-tax) and $3,500,000 ($2,100,000 after-tax) in 1997 and 1996, respectively.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Year 1999 Compared with 1998

Consolidated Results

During 1999, the Company experienced a decrease in the number of Manufactured Housing shipments and a continued increase in insurance and claims costs. The Company also experienced a reduction in operating revenues and profitability in the Specialized Outsourcing Services segment.

Industrial shipment of new manufactured homes decreased approximately 4% in 1999. Morgan was more severely impacted as our largest customer experienced an approximate 21% decline in retail sales of new homes. As a result, the Company sustained an 8% decrease in shipments of new homes in 1999. The Company believes that this depressed level of unit shipments in Manufactured Housing will continue through the first half of 2000 and possibly moderating in the second half of the year. Consequently, the Company may experience continued decreases in profitability for the first quarter of 2000.

The Company in March 2000 instituted staff reduction and other cost savings initiatives. It is currently estimated that the cost savings of these initiatives will approximate $2.4 million annually. The impact of the cost savings for 2000 is expected to approximate $1.8 million, net of severance costs.

Total operating revenues in 1999 decreased $4.9 million to $145.6 million from $150.5 million in 1998. Operating income before interest, taxes, depreciation and amortization (EBITDA) decreased from $3.2 million in 1998 to $1.8 million in 1999.

Because of the existence of significant non-cash expenses, such as depreciation of fixed assets and amortization of intangible assets, the Company believes that EBITDA contributes to a better understanding of the Company's ability to satisfy its obligations and to utilize cash for other purposes. EBITDA should not be considered in isolation from or as a substitute for operating income, cash flow from operating activities, and other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles.

Net interest expense decreased from $545,000 in 1998 to $338,000 in 1999 as a result of improved cash management which reduced the amount of borrowings from the credit facility.

For information concerning the provision for income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 5 of the Notes to Consolidated Financial Statements.

Accordingly, net income for 1999 was $19,000 compared to $903,000 in 1998.

Segment Results

The Company conducts its operations in four principal segments as discussed below. The following discussion sets forth certain information about the segment results.

Manufactured Housing

Manufactured Housing operating revenues are generated from providing transportation and logistical services to manufacturers of manufactured homes. Manufactured Housing operating revenues began decreasing in the second quarter; and ended the year at $99.5 million, or a 6% reduction from 1998. In spite of this reduction, EBITDA for 1999 ended at $10.3 million compared to $10.8 million for 1998 because of cost reduction measures instituted by management that largely mitigated the revenue decline.

Driver Outsourcing

Driver Outsourcing provides outsourcing transportation services primarily to manufacturers of recreational vehicles, commercial trucks and other specialized vehicles. This segment of the business demonstrated good growth in 1999. Operating revenues increased 18% to $23.4 million in 1999 while EBITDA increased by $301,000. However, high driver recruiting and other overhead costs continue to depress the profitability of this segment. Management is planning additional programs to reduce overhead costs and to focus their marketing efforts toward higher volume customers. Higher volume accounts should provide further opportunities to consolidate operations and increase productivity.

Specialized Outsourcing Services

Specialized Outsourcing Services consists of large trailers, travel and other small trailers and another specialized transport service ("Decking"). Operating revenues decreased 8% to $21.2 million in 1999. This decrease was primarily the result of changes in the customer base and a reduction in available drivers. Specialized Outsourcing Services EBITDA decreased $542,000 primarily on the lower volume and increased overhead costs associated with large trailer delivery.

Insurance/Finance

The Company's Insurance/Finance segment provides insurance and financing services to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all bodily injury, property damage and cargo loss costs are captured.

Insurance/Finance operating revenues decreased less than 3% in 1999, particularly in the latter months of the year reflecting a decrease in owner-operator insurance premiums relating to the slow-down in the manufactured housing industry.

The Company in 1999 continued to be penalized by increasing claims costs. Claim costs in 1999, as a percent of operating revenue increased to 5.9% from 5.1% in 1998. Effective April 1, 1999, the deductible for personal injury and property damage increased to $250,000 per occurrence. Additionally, the cargo stop-loss insurance policy provision terminated and the deductible was increased to $1,000,000. Accordingly, the Company is essentially self-insured for cargo losses. The Company continues to review its insurance programs, self-insurance limits and excess policy provisions. The Company believes that its current insurance coverage is adequate to cover its liability risks.

Year 1998 Compared with 1997

Consolidated Results

Net income for 1998 was $903,000 compared with $196,000 for 1997. The results for 1997 included a special charge of $412,000 after-tax.

In 1998 total operating revenues increased to $150.5 million from $146.2 million. 1997 operating revenues included $3.3 million from a discontinued line of business. Excluding the discontinued line of business, total operating revenues from continued operations increased 5% in 1998.

EBITDA increased from $2.1 million in 1997 to $3.2 million in 1998. EBITDA for 1997 is after special charges of $624,000.

Net interest expense decreased from $719,000 in 1997 to $545,000 in 1998 as a result of improved cash flows that allowed the Company to reduce the amount of debt outstanding under its credit facilities.

Segment Results

Manufactured Housing

Manufactured housing operating revenue increased $762,000 to $106.1 million in 1998. This increase was primarily with contract and other large manufactured housing customers that the Company services. Partially offsetting this growth was the loss of accounts in the second half of the year primarily in the South. Manufactured housing EBITDA increased $2.1 million, or 24%, primarily due to a reduction in overhead costs resulting from force reductions and field office consolidations or eliminations.

Driver Outsourcing

Driver Outsourcing 1998 EBITDA improved $162,000 on a modest increase in operating revenues primarily due to improved operating costs.

Specialized Outsourcing Services

Specialized outsourcing services operating revenues increased $3,352,000 to $23.1 million in 1998. The large trailer delivery service operating revenues grew 32% in 1998 to $20.8 million. This growth was primarily due to improved owner-operator utilization and an approximate 50% increase in independent owner-operators. Additionally, Decking operating revenues grew to $2.3 million in 1998. Partially offsetting this growth was a decrease in operating revenues from the delivery of travel and other small trailers. Specialized Outsourcing Services EBITDA decreased $281,000 primarily due to increased recruiting, dispatch, and other administrative costs.

Insurance/Finance

Claim costs in 1998, as a percent of operating revenue, increased to 5.1% from 4.9% in 1997. This negative trend offsets the benefits of lower insurance expense and the transfer of more losses to the insurers in 1998.

The increase in claims costs was primarily responsible for the increased loss of the Insurance/Finance segment.

Liquidity and Capital Resources

Operating activities generated $4.9 million of cash in 1999 compared to $5.5 million in 1998. Net income plus depreciation and amortization along with decreases in trade accounts receivable, other accounts receivable, prepaid expenses, other current assets, and an increase in other accrued liabilities was partially offset by a decrease in trade accounts payable and income taxes payable. Trade accounts receivable decreased $2.1 million primarily due to the decline in operating revenue. Days sales outstanding ("DSO") remained at 28 days at December 31, 1999 as compared to December 31, 1998. The decrease in other accounts receivable is primarily collection of refund amounts due from the Company's primary insurance provider.

The investment in property and equipment increased in 1999 with expenditures for an optical scanning system and other new information systems. The 2000 capital expenditure plan approximates $500,000 but is dependent upon the Company achieving a higher operating revenue level.

Net cash used in financing activities decreased to $1.7 million in 1999. The Company on March 19, 1999 concluded a tender offer whereby it acquired 102,528 shares at $9.00 a share of its Class A common stock at a total cost of $985,000. The Company, given its businesses, assets and prospects, believes that purchasing its Class A stock is an attractive investment that will benefit the Company and its remaining shareholders and is consistent with its long-term goals of maximizing the shareholder return and with its previous purchases of outstanding shares. Cash was also used for payments on term and promissory notes, dividends and the purchase of company stock.

The Company entered into a $20.0 million revolving credit facility ("Credit Facility") on January 28, 1999 with the Transportation Division of BankBoston, N.A. The term of the Credit Facility is for two years, subject to annual renewal thereafter. The Credit Facility also provides for excess short-term borrowings of up to $5.0 million based on a leverage test. The Company had no outstanding loans, but had $8.1 million of letters of credit outstanding under its credit facility at December 31, 1999. The total amount available for borrowing under the credit facility was $3.1 million at December 31, 1999.

The Credit Facility contains financial covenants, the most restrictive of which are a debt service to cash flow coverage ratio and an interest expense coverage ratio. The Company projected it was probable that a violation of one or more of the financial covenants would occur at each of the measurement dates during 2000. The Company and the bank, on March 30, 2000, agreed to modify the affected covenants. This amendment will limit the payment of dividends to $120,000 annually ($142,000 was declared in 1999), prohibits the acquisition of Company's common stock, and limits borrowings and letters of credit to the Borrowing Base. This amendment provides for the payment of up front fees of $25,000, an increase of twenty-five basis points on the interest rate and an increase of twelve and one half basis points in the commitment fee.

The Company believes, based on its current financial projections, that it will maintain compliance with the amended covenants throughout the fiscal year 2000 and that the Credit Facility should be adequate to meet the Company's short-term liquidity needs.

The Company in 1999 paid annual Class A common stock dividends totaling $.08 per share and Class B common stock dividends totaling $.04 per share. Payment of any future dividends will be dependent upon, among other things, earnings, debt covenants, future growth plans, legal restrictions, and the financial condition of the Company.

The Company had minimal exposure to interest rates as of December 31, 1999, as substantially all of its outstanding long-term debt bears fixed rates. The Credit Facility mentioned above bears variable interest rates based on either a Federal Funds rate or the Eurodollar rate. Accordingly, borrowings under the Credit Facility have exposure to changes in interest rates.

Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company, currently, is not using any fuel hedging instruments.

Impact of Year 2000

Some of the Company's existing computer systems, applications, and other non-computer control devices were initially designed to use two digits rather than four digits to define the applicable year. If not modified, that software or system was likely to interpret a date using "00" as the year 1900 rather than the year 2000, which could have resulted in erroneous results or system failure.

Through March 30, 2000, the Company has experienced no significant problems resulting from the Year 2000 issue. The company believes that we have identified and corrected substantially all of the major systems, software applications and related equipment used in connection with our internal operations that required modification or upgrading in order to minimize the possibility of a material disruption to our business. The Company expended approximately $336,000 on the project.

During 1999, the Company evaluated its customers and suppliers to determine if they had taken adequate measures to ensure that necessary modifications were made to the software and hardware prior to the year 2000. As of this date, there has been no measurable impact resulting from Year 2000 failures by any of the Company's major customers or vendors. We have developed contingency plans to address Year 2000 issues that may arise and pose significant risk to our business.

Inflation

Most of the Company's expenses are affected by inflation, which generally results in increased costs. During 1999, the effect of inflation on the Company's results of operation was minimal.

The transportation industry is dependent upon the availability and cost of fuel. Although fuel costs are paid by the Company's owner-operators, increases in fuel prices may have significant adverse effects on the Company's operations for various reasons. Since fuel costs vary between regions, drivers may become more selective as to which regions they will transport goods resulting in diminished driver availability. Also, the Company would experience adverse effects during the time period from when fuel costs begin to increase until the time when scheduled rate increases to customers are enacted. Increases in fuel prices may also affect the sale of recreational vehicles by making the purchase less attractive to consumers. A decrease in the sale of recreational vehicles would be accompanied by a decrease in the transportation of recreational vehicles and a decrease in the need for Driver Outsourcing services.

Long-Lived Assets

The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company continues to assess the recoverability of the goodwill associated with two recent acquisitions. The total amount under review is $5.6 million. The Company does not believe there is an impairment of long-lived assets, including goodwill.

Impact of Seasonality

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. The Company's operating revenues, therefore, tend to be stronger in the second and third quarters.

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or the future financial performance of the Company appear in the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of the Company, including, without limitation, statements relating to the Company's goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) dependence on the Manufactured Housing industry; (2) costs of accident claims and insurance; (3) customer contracts and concentration; (4) the competition for qualified drivers; (5) independent contractors, labor matters; (6) risks of acquisitions; (7) seasonality and general economic conditions; (8) the Company's ability to locate and correct relevant year 2000 compliance problems and the ability of the Company's customers and suppliers to address their year 2000 compliance issues; and (9) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A of Form 10-K appears in Item 7 of this report under the heading "Liquidity and Capital Resources" and is incorporated herein by this reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     The Morgan Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)

                                                                            December 31
                                                                         1999          1998
                                                                       --------      --------
ASSETS
Current assets:
   Cash and cash equivalents                                           $  3,847      $  1,490
   Trade accounts receivable, less allowances
      of $313 in 1999 and $208 in 1998                                   10,130        12,188
   Accounts receivable, other                                               313         1,214
   Prepaid expenses and other current assets                              1,960         2,467
   Deferred income taxes                                                  1,475         1,230
                                                                       --------      --------
Total current assets                                                     17,725        18,589
                                                                       --------      --------

Property and equipment, net                                               4,309         4,117
Intangible assets, net                                                    7,361         8,030
Deferred income taxes                                                     2,172         1,997
Other assets                                                                697           654
                                                                       --------      --------
Total assets                                                           $ 32,264      $ 33,387
                                                                       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                              $  3,907      $  4,304
   Accrued liabilities                                                    4,852         3,566
   Income taxes payable                                                     278           878
   Accrued claims payable                                                 3,071         3,553
   Refundable deposits                                                    1,752         1,830
   Current portion of long-term debt and capital lease obligations          676           652
                                                                       --------      --------
Total current liabilities                                                14,536        14,783
                                                                       --------      --------

Long-term debt and capital lease obligations, less current portion          289           828
Long-term accrued claims payable                                          5,347         4,555
Commitments and contingencies                                                --            --

Shareholders' equity:
   Common stock, $.015 par value
      Class A: Authorized shares - 7,500,000
      Issued shares - 1,607,303                                              23            23

      Class B: Authorized shares - 2,500,000
      Issued and outstanding shares - 1,200,000                              18            18
   Additional paid-in capital                                            12,459        12,459
   Retained earnings                                                      2,775         2,898
                                                                       --------      --------
Total capital and retained earnings                                      15,275        15,398

Less - treasury stock at cost (359,146 in 1999 and
  253,218 in 1998 Class A shares)                                        (3,183)       (2,177)
                                                                       --------      --------
Total shareholders' equity                                               12,092        13,221
                                                                       --------      --------
Total liabilities and shareholders' equity                             $ 32,264      $ 33,387
                                                                       ========      ========

See accompanying notes.

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (Dollars in thousands, except share amounts)


                                                  For the year ended December 31
                                                 1999           1998           1997
                                              ----------     ----------     ----------
Operating revenues                            $  145,629     $  150,454     $  146,154

Costs and expenses:
   Operating costs                               133,774        136,963        133,732
   Selling, general and administration            10,090         10,254          9,708
   Depreciation and amortization                   1,215          1,230          1,075
   Special charges                                    --             --            624
                                              ----------     ----------     ----------
                                                 145,079        148,447        145,139
                                              ----------     ----------     ----------

Operating income                                     550          2,007          1,015
Interest expense, net                                338            545            719
                                              ----------     ----------     ----------
Income before income taxes                           212          1,462            296

Income tax expense                                   193            559            100
                                              ----------     ----------     ----------
Net income                                    $       19     $      903     $      196
                                              ==========     ==========     ==========

Net income per basic and diluted share        $     0.01     $     0.35     $     0.07
                                              ==========     ==========     ==========

Basic weighted average shares outstanding      2,469,675      2,606,237      2,656,690
                                              ==========     ==========     ==========


See accompanying notes.

                     The Morgan Group, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                (Dollars in thousands, except per share amounts)

                                           Class A     Class B    Additional
                                           Common       Common      Paid-in      Officer     Treasury    Retained
                                            Stock       Stock       Capital       Loan        Stock      Earnings       Total
                                            -----       -----       -------       ----        -----      --------       -----
Balance at December 31, 1996                $ 23         $ 18       $12,441      $(504)       $(1,000)     $2,126      $13,104
   Net income                                 --           --              --       --             --         196          196
   Purchase of treasury stock                 --           --              --       --           (426)         --         (426)
   Common stock dividends:
      Class A ($.08 per share)                --           --              --       --             --        (114)        (114)
      Class B ($.04 per share)                --           --              --       --             --         (48)         (48)

   Issuance of a director's stock options     --           --             12        --             --          --           12
                                           -------     -------     --------      -------     -------      -------     --------
Balance at December 31, 1997                  23          18         12,453       (504)        (1,426)      2,160       12,724
   Net income                                 --           --             --        --              --        903          903
   Purchase of treasury stock                 --           --             --       504           (813)         --         (309)
   Common stock dividends:
      Class A ($.08 per share)                --           --             --        --             --        (117)        (117)
      Class B ($.04 per share)                --           --             --        --             --         (48)         (48)
   Options exercised                          --           --              6        --             62          --           68
                                           -------     -------     --------      -------     --------     -------     --------
Balance at December 31, 1998                 $23          $18        $12,459     $  --        $(2,177)     $2,898      $13,221
   Net income                                 --           --             --        --             --          19           19
   Purchase of treasury stock                 --           --             --        --         (1,006)         --       (1,006)
   Common stock dividends:
      Class A ($.08 per share)                --           --             --        --             --         (94)         (94)
      Class B ($.04 per share)                --           --             --        --             --         (48)         (48)
                                           -------     -------     --------      -------     --------    -------      --------
Balance at December 31, 1999                 $23         $18        $12,459      $  --        $(3,183)     $2,775      $12,092
                                           ======       ======      =======      =======      =======     =======      =======



See accompanying notes.

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                             For the year ended December 31
                                                                             1999         1998         1997
                                                                            -------      -------      -------
Operating activities:
Net income                                                                  $    19      $   903      $   196
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
        Depreciation and amortization                                         1,215        1,246        1,108
        Deferred income taxes                                                  (420)        (713)        (179)
        Special charges                                                          --           --          624
        Non-cash compensation expense for stock options                          --           --           12
        (Gain) loss on disposal of property and equipment                       101           20          (37)

Changes in operating assets and liabilities:

        Trade accounts receivable                                             2,058        1,174       (2,050)
        Other accounts receivable                                               901       (1,088)         148
        Refundable taxes                                                         --           --          321
        Prepaid expenses and other current assets                               507          139          795
        Other assets                                                            (43)         810       (1,053)
        Trade accounts payable                                                 (397)         207        1,770
        Accrued liabilities                                                   1,286         (612)      (2,486)
        Income taxes payable                                                   (600)         489           --
        Accrued claims payable                                                  310        2,785          663
        Refundable deposits                                                     (78)         164         (242)
                                                                            -------      -------      -------
        Net cash provided by (used in) operating activities                   4,859        5,524         (410)

Investing activities:
        Purchases of property and equipment                                    (811)        (585)        (825)
        Proceeds from sale of property and equipment                              7           88          159
        Proceeds from disposal of assets held                                    --           --        1,656
        Business acquisitions                                                   (35)        (228)        (227)
                                                                            -------      -------      -------
Net cash (used in) provided by investing activities                            (839)        (725)         763

Financing activities:
        Net (payment) proceeds from revolving credit agreement                   --       (2,250)       1,000
        Principle payments on long-term debt                                   (664)      (1,168)      (2,366)
        Proceeds from long-term debt                                            149          135          673
        Purchase of treasury stock, net of officer loan of $504 in 1998      (1,006)        (309)        (426)
        Proceeds from exercise of stock options                                  --           68           --
        Common stock dividends paid                                            (142)        (165)        (162)
                                                                            -------      -------      -------
        Net cash used in financing activities                                (1,663)      (3,689)      (1,281)
                                                                            -------      -------      -------

Net increase (decrease) in cash and cash equivalents                          2,357        1,110         (928)

Cash and cash equivalents at beginning of period                              1,490          380        1,308
                                                                            -------      -------      -------

Cash and cash equivalents at end of period                                  $ 3,847      $ 1,490      $   380
                                                                            =======      =======      =======

See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Morgan Group, Inc. ("Company"), through its wholly owned subsidiaries, Morgan Drive Away, Inc. ("Morgan") and TDI, Inc. ("TDI"), provides outsourced transportation and logistical services to the manufactured housing and recreational vehicle industries and is a leading provider of delivery services to the commercial truck and trailer industries in the United States. Lynch Interactive Corporation and its wholly owned subsidiaries ("Lynch Interactive") owns all of the 1,200,000 shares of the Company's Class B common stock and 155,900 shares of the Company's Class A common stock, which in the aggregate represents 70% of the combined voting power of the combined classes of the Company's common stock.

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

Intangible Assets

Intangible assets are comprised primarily of goodwill, which is stated at the excess of purchase price over net asset acquired, net of accumulated amortization of $3,547,000 and $2,843,000 at December 31, 1999 and 1998,
respectively. Intangible assets are being amortized by the straight-line method over their estimated useful lives, which range from three to forty years.

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

Insurance and Claim Reserves

The Company maintains personal injury and property damage insurance with a deductible of $250,000, $150,000 and $250,000 for the policy periods of April 1 to March 31, for the years of 1999, 1998, 1997 and prior, respectively. The Company maintains cargo damage insurance with a deductible of $1,000,000, $150,000, $250,000 for the policy periods of April 1 to March 31, for the years of 1999, 1998, 1997 and prior, respectively. The insurance policy for the period of April 1, 1998 to March 31, 1999 included a stop-loss provision, under which the Company has recorded a receivable of $30,900 at December 31, 1999. The Company carries statutory insurance limits on workers' compensation with a deductible of $50,000. Claims and insurance accruals reflect the estimated ultimate cost of claims for cargo loss and damage, personal injury and property damage not covered by insurance. The Company believes that its current insurance coverage is adequate to cover its liability risks. The Company accrues its self-insurance liability using a case reserve method based upon claims incurred and estimates of unasserted and unsettled claims. These liabilities have not been discounted.

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Comprehensive Income

There were no items of comprehensive income for the years presented, as defined under SFAS No. 130, "Reporting Comprehensive Income". Accordingly, comprehensive income is equal to net income.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 2000. Under the statement, all derivatives will be required to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Under the statement, any ineffective portion of a derivative's change in fair value must be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will have on the earnings and financial position of the Company.

2.  PROPERTY AND EQUIPMENT

The components of property and equipment and their estimated useful lives are as follows (in thousands):

                                   Estimated             December 31
                                  Useful Life         1999            1998
                                  -----------         ----            ----
                                    (Years)

Land                                 --                $873            $873
Buildings                                 25          2,241           2,052
Transportation equipment              3 to 5            419             478
Office and service equipment          3 to 8          3,491           3,535
                                                      -----           -----
                                                      7,024           6,938
Less accumulated depreciation                         2,715           2,821
                                                      -----           -----

Property and equipment, net                          $4,309          $4,117
                                                     ======          ======

Depreciation  expense was  $511,000,  $581,000 and  $495,000 for 1999,  1998 and
1997, respectively.

3.  INDEBTEDNESS

The Company has $20,000,000 revolving credit facility ("Credit Facility") which expires February 28, 2001, and is subject to renewal annually, thereafter. If not renewed, the Credit Facility shall convert to a three-year term loan. The interest rate will be calculated, at the Company's option, on either the lender's base rate, or Eurodollar rate, all of which are adjusted on a quarterly basis and include a margin based upon performance ratios. A commitment fee of
 .375% is required on the unused portion. Total borrowings and outstanding letters of credit are limited to qualified trade accounts receivable, qualified owner-operator loans, and cash investments (the "Borrowing Base"). The Credit facility also provides for excess short-term borrowings of up to $5,000,000 based on a leverage test. This facility provides financing for working capital and general corporate needs. At December 31, 1999, the Company had no outstanding debt under its Credit Facility. The Company had $8,100,000 of letters of credit outstanding on December 31, 1999. Letters of credit are required for self-insurance retention reserves and other corporate needs.

The Credit Facility contains financial covenants, the most restrictive of which are a debt service to cash flow coverage ratio and an interest expense coverage ratio. The Company projected it was probable that a violation of one or more of the financial covenants would occur at each of the measurement dates during 2000. The Company and the bank, on March 30, 2000, agreed to modify the affected covenants. The Company believes that compliance with the amended covenants will be maintained throughout the year 2000. This amendment will limit the payment of dividends to $120,000 annually ($142,000 was declared in 1999), prohibits the acquisition of Company's common stock, and limits borrowings and letters of credit to the Borrowing Base. This amendment provides for the payment of up front fees of $25,000, an increase of twenty-five basis points in the interest rate and an increase of twelve and one half basis points in the commitment fee.

Long-term debt and capital lease obligations consisted of the following (in thousands):



                                                                                              December 31
                                                                                        1999              1998
                                                                                        ----              ----
Term  note  with  principal  and  interest  payable  monthly  at  8.25%  through
   February 29, 2000                                                                     $ 13             $123
Promissory  note  with  imputed  interest  at  7.81%,   principal  and  interest
   payments due annually through August 11, 2000                                          329              657
Promissory note with imputed interest at 10.0%,  principal and interest payments
   due monthly through September 6, 2000                                                   29               --
Capital lease  obligations  with imputed  interest from 10.29% to 11.04%,  lease
   payments due monthly                                                                   115               --
Promissory note with imputed interest at 7.0%,  principal and interest  payments
   due annually through October 31, 2001                                                  131              169
Promissory  note  with  imputed  interest  at  6.31%,   principal  and  interest
   payments due quarterly through December 31, 2001                                       259              411
Promissory note with imputed interest at 8.5%,  principal and interest  payments
   due quarterly through June 30, 2002                                                     89              120
                                                                                         ----           ------
                                                                                          965            1,480
Less current portion                                                                      676              652
                                                                                         -----          ------
Long-term debt and capital lease obligations, net                                        $289           $  828
                                                                                         ====           ======


Maturities on long-term debt are $676,000 in 2000, $217,000 in 2001, and $72,000 in 2002.

Cash payments for interest were $406,000 in 1999, $566,000 in 1998, and $717,000 in 1997.

4.   LEASES

The Company leases certain service equipment under capital leases. These assets are included in property and equipment as follows (in thousands):

                                                December 31,
                                                   1999

         Service equipment                        $  90
         Less accumulated amortization               (4)
                                                 -------
                                                  $  86
                                                 =======

Future minimum annual lease payments as of December 31, 1999, are as follows (in thousands):

                                                             Capital    Operating
                                                               Lease      Leases       Total

     2000                                                    $  78      $   889      $   967
     2001                                                       44          553          597
     2002                                                        4          186          190
                                                             -------    --------     --------
     Total minimum lease payments                              126      $ 1,628       $1,754
                                                                        =======      ========
     Less amount representing interest                          11
                                                             ------
     Present value of capitalized lease obligations          $ 115
                                                             ======


Aggregate expense under operating leases approximated $2,115,000, $2,578,000, and $2,817,000 for 1999, 1998 and 1997, respectively.

5.   INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The income tax provisions (benefits) are summarized as follows (in thousands):

                          For the Year Ended December 31
                          1999         1998         1997
                        -------      -------      -------
Current:
   State                $    98      $   201      $    --
   Federal                  515        1,071          279
                        -------      -------      -------
                            613        1,272          279

Deferred:
   State                    (67)        (203)          45
   Federal                 (353)        (510)        (224)
                        -------      -------      -------
                           (420)        (713)        (179)
                        -------      -------      -------
                        $   193      $   559      $   100
                        =======      =======      =======


Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                December 31

                                              1999         1998
                                            -------      -------
Deferred tax assets:
   Accrued insurance claims                 $ 3,232      $ 3,029
   Special charges and accrued expenses         487          379
   Depreciation                                 163          146
   Other                                        125           62
                                            -------      -------
                                              4,007        3,616
Deferred tax liabilities:
   Prepaid expenses                            (360)        (389)
   Other                                         --           --
                                            -------      -------
                                               (360)        (389)
                                            -------      -------
                                            $ 3,647      $ 3,227
                                            =======      =======

A reconciliation of the income tax provisions and the amounts computed by applying the statutory federal income tax rate to income before income taxes follows (in thousands):

                                  For the Year Ended December 31
                                    1999      1998       1997
                                   -----     -----      -----
Income tax provision at
   federal statutory rate          $  72     $ 497      $ 101
State income tax, net of
   federal tax benefit                20        48          3
Reduction attributable to
   special election by captive        --        --       (155)
   insurance company
Changes in estimated state
   tax rates on beginning             --       (70)        --
   temporary differences
Permanent differences                101        84         94
Other                                 --        --         57
                                   -----     -----      -----
                                   $ 193     $ 559      $ 100
                                   =====     =====      =====

Net cash payments for income taxes were $1,205,000, $810,000 and $54,000 in 1999, 1998 and 1997 respectively.

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

The Company's Board of Directors has approved the purchase of up to 250,000 shares of Class A Common Stock for its Treasury at various dates and market prices. During the year ended December 31, 1999, the Company repurchased 2,900 shares totaling $22,000 under this plan. As of December 31, 1999, 186,618 shares had been repurchased at prices between $6.875 and $11.375 per share for a total of $1,561,000 under this plan.

In July 1998, the Company purchased 70,000 shares of Class A stock from a former officer for $637,000 under a special stock purchase approved by the Board of Directors.

In March 1999, the Company repurchased 102,528 shares of Class A stock in a Dutch Auction for $985,000, which includes $62,000 of fees and expenses associated with the transaction.

7.  STOCK OPTION PLAN

The Company has a stock option plan which provides for the granting of incentive or non-qualified stock options to purchase up to 200,000 shares of Class A common stock to directors, officers, and other key employees. No options may be granted under this plan for less than the fair market value of the common stock at the date of the grant. Although the exercise period is determined when options are actually granted, an option shall not be exercised later than ten years and one day after it is granted. Stock options granted will terminate if the grantee's employment terminates prior to exercise for reasons other than retirement, death, or disability. Stock options vest over a four year period pursuant to the terms of the plan, except for stock options granted to a non-employee director, which are immediately vested. Employees and non-employee directors have been granted non-qualified stock options to purchase 140,875 and 40,000 shares, respectively, of Class A common stock, net of cancellations and shares exercised. There are 10,750 options reserved for future issuance.

A summary of the Company's stock option activity and related information follows:

                                                                         Year Ended December 31

                                                  1999                           1998                           1997
                                                  ----                           ----                           ----
                                                     Weighted                        Weighted                      Weighted
                                                     Average                         Average                       Average
                                        Options      Exercise          Options       Exercise         Options      Exercise
                                        (000)        Price             (000)         Price            (000)        Price
                                        -----        -----             -----         -----            -----        -----
Outstanding at beginning of year         170          $8.28             167          $8.32              176        $8.40
Granted                                   11           7.52              23           8.11               25         8.13
Exercised                                 --             --              (7)          8.25              (26)        8.73
Canceled                                  --             --             (13)          8.59               (8)        8.07
                                        ----         -------            ---                            ----



Outstanding at end of year              181          $8.23              170          $8.28             167         $8.32
                                        ===                             ===                            ===

Exercisable at end of year              149          $8.31              124          $8.42             109         $8.35
                                        ===                            ===                             ===


Exercise prices for options outstanding as of December 31, 1999, ranged from $6.20 to $10.19. The weighted-average remaining contractual life of those options is 5.8 years. The weighted-average fair value of options granted during each year was immaterial.

The following pro forma  information  regarding net income (loss) and net income
(loss) per share is required when APB 25 accounting is elected, and was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation." The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: dividend yield of 0.1%; expected life of 10 years; expected volatility of .316 in 1999 and .250 in 1998 and 1997, and a risk-free interest rate of 5.0% in 1999 and 6.0% in 1998 and 1997. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the option's vesting periods (in thousands except for per share information):

                                         1999           1998         1997
                                         ----           ----         ----
Net income (loss):
   As reported                            $19           $903         $ 196
   Pro forma                             $(24)         $ 861         $ 174

Diluted earnings (loss) per share:

   As reported                          $0.01         $ 0.35        $ 0.07
   Pro forma                           $(0.01)        $ 0.33        $ 0.07

During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock options granted after the 1995 fiscal year only. Therefore, the pro forma amounts for compensation cost may not be indicative of the effects on pro forma net income and pro forma net income per share for future years.

The Company in January 2000 in connection with the employment arrangements for a new President and Chief Executive Officer grantd such executive ten year options to acquire 120,000 shares of Morgan's Class A Common stock, 40,000 of which have an exercise price of $5.625 per share, 40,000 of which have an exercise price of $7.625 per share, and 40,000 which have an exercise price of $9.625 per share.

8.  BENEFIT PLAN

The Company has a 401(k) Savings Plan covering substantially all employees, which matches 25% of the employee contributions up to a designated amount. The Company's contributions to the Plan for 1999, 1998 and 1997 were $23,000, $29,000 and $38,000, respectively.

9.  TRANSACTIONS WITH LYNCH

The Company has paid Lynch Interactive Corporation ("Lynch Interactive") an annual service fee of $100,000 for executive, financial and accounting, planning, budgeting, tax, legal, and insurance services. Additionally, Lynch Interactive has charged the Company $16,000 for officers' and directors' liability insurance for all years presented.

The Company's Class A and Class B common stock owned by Lynch Interactive is pledged to secure a Lynch Interactive line of credit.

10.  SPECIAL CHARGES

The Company recorded a pretax special charge for 1997 of $624,000 ($412,000 after tax) which is comprised of gains in excess of the estimated net realizable value associated with exiting the truckaway operation of $361,000, offset by charges related to driver pay. During 1997, management concluded that certain components of driver pay were being accounted for on a cash basis. Accordingly, the Company recorded total charges of $1.2 million ($985,000 in special charges and $215,000 as operating costs) in the fourth quarter of 1997 to account for all components of driver pay on an accrual basis. It is the opinion of management that the effects of this change in accounting are immaterial to the results of operations of the previous years presented.

11.  SEGMENT REPORTING

The Company has adopted FASB Statement No. 131 "Disclosure about Segments of a Business Enterprise and Related Information".

Description of Services by Segment

The Company operates in four business segments: manufactured housing, driver outsourcing, specialized outsourcing services, and insurance and finance. The manufactured housing segment primarily provides specialized transportation to companies which produce new manufactured homes and modular homes through a network of terminals located in thirty-one states. The driver outsourcing segment provides outsourcing transportation primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in nine states. The specialized outsourcing services segment consists of a large trailer, travel and small trailer delivery and another Specialized Service "Decking". The third segment, insurance and finance, provides insurance and financing to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all property damage and bodily injury and cargo costs are captured. The Company's segments are strategic business units that offer different services and are managed separately based on the differences in these services.

The driver outsourcing segment and the specialized outsourcing services were reported as one segment titled Specialiized Outsourcing Services in the prior year. All years shown below have been restated to show the corresponding segment information for the earlier years.

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

The following table presents the financial information for the Company's reportable segments for the years ended December 31 (in thousands):

                                                         1999           1998           1997
                                                      ---------      ---------      ---------
Operating revenues
     Manufactured Housing                             $  99,491      $ 106,145      $ 105,383
     Driver Outsourcing                                  23,351         19,710         19,524
     Specialized Outsourcing Services                    21,172         23,064         19,712
     Insurance and Finance                                3,958          4,072          4,085
     All Other                                              148             48              9
                                                      ---------      ---------      ---------
                                                        148,120        153,039        148,713
Total intersegment insurance revenues                    (2,491)        (2,585)        (2,559)
                                                      ---------      ---------      ---------
Total operating revenues                              $ 145,629      $ 150,454      $ 146,154
                                                      =========      =========      =========

Segment profit (loss) - EBITDA
     Manufactured Housing                             $  10,265      $  10,836      $   8,715
     Driver Outsourcing                                     416            115            (47)
     Specialized Outsourcing Services                       469          1,011          1,292
     Insurance and Finance                               (9,058)        (8,358)        (7,825)
     All Other                                             (327)          (367)           (45)
                                                      ---------      ---------      ---------
                                                          1,765          3,237          2,090
Depreciation and amortization                            (1,215)        (1,230)        (1,075)
Interest expense                                           (338)          (545)          (719)
                                                      ---------      ---------      ---------
Income before taxes                                   $     212      $   1,462      $     296
                                                      =========      =========      =========

Identifiable assets

     Manufactured Housing                             $  16,956      $  18,764      $  17,741
     Driver Outsourcing                                   5,438          6,055          5,415
     Specialized Outsourcing Services                     2,724          3,015          2,240
     Insurance and Finance                                1,801          1,864          1,949
     All Other                                            5,345          3,689          5,790
                                                      ---------      ---------      ---------
     Total                                            $  32,264      $  33,387      $  33,135
                                                      =========      =========      =========

Special charges included in segment profit (loss)
     Manufactured Housing                             $      --      $      --      $     571
     Driver Outsourcing                                      --             --            180
     Specialized Outsourcing Services                        --             --           (127)
     Insurance and Finance                                   --             --             --
     All Other                                               --             --             --
                                                      ---------      ---------      ---------
     Total                                            $      --      $      --      $     624
                                                      =========      =========      =========


A majority of the Company's accounts receivable are due from companies in the manufactured housing, recreational vehicle, and commercial truck and trailer industries located throughout the United States. Services provided to Oakwood Homes Corporation accounted for approximately $28.8 million, $31.8 million and $21.6 million of revenues in 1999, 1998 and 1997, respectively. The Company's gross accounts receivables from Oakwood were 16% and 20% of total receivables at December 31, 1999 and 1998, respectively. In addition, Fleetwood Enterprises, Inc., accounted for approximately $23.9 million, $26.0 million and $28.1 million, of revenues in 1999, 1998 and 1997, respectively. The Company's gross accounts receivables from Fleetwood were 17% and 15% of total receivables at December 31, 1999 and 1998, respectively.

12.  OPERATING COSTS AND EXPENSES (in thousands)

                                      1999         1998         1997
                                    --------     --------     --------
Purchased transportation costs      $101,046     $103,820     $100,453
Operating supplies and expenses       13,559       14,092       15,267
Claims                                 8,633        7,698        7,204
Insurance                              3,178        3,375        3,524
Operating taxes and licenses           7,358        7,978        7,284
                                    --------     --------     --------
                                    $133,774     $136,963     $133,732
                                    ========     ========     ========

13.  COMMITMENTS AND CONTINGENCIES

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

The Company leases certain land, buildings, computer equipment, computer software, and motor equipment under non-cancelable operating leases that expire in various years through 2003. Several land and building leases contain monthly renewal options

14.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands, except share data):

                                                                 Three Months Ended

                                                  March 31       June 30     Sept. 30     Dec. 31
                                                  --------       -------     --------     -------

1999

Operating revenues                                $ 35,325      $ 40,270     $ 37,312     $ 32,722
Operating income (loss)                                325           436          208         (419)
Net income (loss)                                      118           169           34         (302)

Net income (loss) per basic and diluted share     $   0.05      $   0.07     $   0.01     $  (0.12)

1998

Operating revenues                                $ 33,971      $ 41,523     $ 39,135     $ 35,825
Operating income (loss)                               (347)        1,239          699          416
Net income (loss)                                     (231)          617          321          196
Net income (loss) per basic and diluted share     $  (0.09)     $   0.23     $   0.12     $   0.08

                         Report of Independent Auditors

The Board of Directors and Shareholders
The Morgan Group, Inc.

We have audited the accompanying consolidated balance sheets of The Morgan Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule of The Morgan Group, Inc. and subsidiaries listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Morgan Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Greensboro, North Carolina
February 11, 2000,
except for the second paragraph of Note 3, as to which the date is March 30, 2000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the section entitled "Proposal One - Election of Directors" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders expected to be filed with the Commission on or about April 28, 2000 (the "2000 Proxy Statement").

Item 11.  EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the section entitled "Management Remuneration" of the 2000 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The information required by this item is incorporated by reference to the sections entitled "Voting Securities and Principal Holders Thereof" and entitled "Proposal One - Election of Directors" of the 2000 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled "Certain Transactions with Related Persons" of the 2000 Proxy Statement.

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

                  Consolidated Statements of Cash Flows

                  Notes to Consolidated Financial Statements

                  Report of Independent Auditors

(a)(2) Financial Statement Schedules Schedule II - Valuation and Qualifying Accounts

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the instructions or are inapplicable and, therefore, have been omitted.

(a)(3)  Exhibits Filed.

                  The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index. Included in those exhibits are management contracts and compensatory plans and arrangements which are identified as Exhibits 10.1 through 10.8.

(b)      Reports on Form 8-K

                  Registrant filed no reports on Form 8-K during the quarter ending December 31, 1999.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index.

                                   Schedule II

                     The Morgan Group Inc. and Subsidiaries

                        Valuation and Qualifying Accounts


                                                             Allowance for Doubtful Accounts

                                                           Additions                Amounts
                                            Beginning   Charged to Costs           Written                Ending
             Description                     Balance     and Expenses            Net of Recoveries        Balance

Year ended December 31, 1999                $208,000       $415,000                   $310,000            $313,000

Year ended December 31, 1998                $183,000       $301,000                   $276,000            $208,000

Year ended December 31, 1997                $ 59,000       $336,000                   $212,000            $183,000



                                                                          Morgan Finance, Inc.
                                                                     Allowance for Loans Receivable

Year ended December 31, 1999                $  40,000               $  60,000                 $  50,000            $  50,000

Year ended December 31, 1998                $  80,000               $ 156,000                  $196,000            $  40,000

Year ended December 31, 1997                $  48,000               $  50,000                 $  18,000            $  80,000




                                                           Allowance for Receivable from Independent Contractors

Year ended December 31, 1999                $  82,000               $300,000                  $301,000             $  81,000

Year ended December 31, 1998                $  41,000               $341,000                  $300,000             $  82,000

Year ended December 31, 1997                $  62,000               $180,000                  $201,000             $  41,000

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

10.9 Employment Agreement, dated January 12, 2000 between Registrant and Anthony T. Castor, III

10.10 Non-Qualified Stock Option Plan and Agreement, dated January 11, 2000, between Registrant and Anthony T. Castor, III

10.11 Management Agreement between Skandia International and Risk Management (Vermont), Inc. and Interstate Indemnity Company, dated December 15, 1992, is incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

10.12 Agreement for the Allocation of Income Tax Liability between Lynch Corporation and its Consolidated Subsidiaries, including the Registrant (formerly Lynch Services Corporation), dated December 13, 1988, as amended, is incorporated by reference to Exhibit 10.13 the Registrant's Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

10.13 Certain Services Agreement, dated January 1, 1995, between Lynch Corporation and the Registrant is incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 30, 1995.

21 Subsidiaries of the Registrant is incorporated by reference to Exhibit 21 to the Registrant Form 10-K for the year ended December 31, 1998

23             Consent of Ernst & Young LLP

27             Financial Data Schedule (year ended December 31, 1999)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                                          THE MORGAN GROUP, INC.

Date:   March 30, 2000                            By:     /s/ Charles C.  Baum
                                                          --------------------
                                                          Charles C. Baum
                                                          Chairman

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March, 2000.

1)      Chairman:

        By:        /s/ Charles C.  Baum
                   -------------------------
                   Charles C.  Baum

2)      Director, President and Chief Executive Officer:

        By:        /s/ Anthony T. Castor, III
                   --------------------------
                      Anthony T. Castor, III

3)      Chief Financial Officer and
        Chief Accounting Officer

        By:        /s/ Dennis R.  Duerksen
                   --------------------------
                   Dennis R.  Duerksen

4)      A Majority of the Board of Directors:

                      /s/ Charles C.  Baum                          Director
                      --------------------
                      Charles C.  Baum

                      /s/ Bradley J.  Bell                          Director
                      --------------------
                      Bradley J.  Bell

                      /s/ Richard B. Black                          Director
                      --------------------
                      Richard B.  Black

                      /s/ Richard L. Haydon                         Director
                      ---------------------
                      Richard L. Haydon

                      /s/ Robert S.  Prather, Jr.                   Director
                      ---------------------------
                      Robert S.  Prather, Jr.