Form 10-Q
period 2000-03-31
MORGAN GROUP INC
filed 2000-05-11
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2000


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

The number of shares outstanding of each of the Company's classes of common stock at April 30, 2000 was:

                        Class A - 1,248,157 shares
                        Class B - 1,200,000 shares

                             The Morgan Group, Inc.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I          FINANCIAL INFORMATION

Item 1          Financial Statements

                      Consolidated Balance Sheets as of

                      March 31, 2000 and December 31, 1999                     3

                      Consolidated Statements of
                      Operations for the Three Month Periods

                      Ended March 31, 2000 and 1999                            4

                      Consolidated Statements of
                      Cash Flows for the Three Month Periods

                      Ended March 31, 2000 and 1999                            5

                      Notes to Consolidated Interim Financial
                      Statements as of March 31, 2000                       6- 8

Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         9-11


PART II         OTHER INFORMATION

Item 6          Exhibits and Reports on Form 8-K

                Signatures

                          PART I FINANCIAL INFORMATION

                          Item 1 - Financial Statements
                     The Morgan Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)


                                                                         March 31       December 31
                                                                           2000            1999
                                                                         --------        --------
ASSETS                                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                                             $  2,163        $  3,847
   Trade accounts receivable, less allowances
      of $333 in 2000  and $313 in 1999                                    10,612          10,130
   Accounts receivable, other                                                 108             313
   Prepaid expenses and other current assets                                2,054           1,960
   Deferred income taxes                                                    1,475           1,475
                                                                         --------        --------
Total current assets                                                       16,412          17,725
                                                                         --------        --------

Property and equipment, net                                                 4,248           4,309
Intangible assets, net                                                      7,184           7,361
Deferred income taxes                                                       2,172           2,172
Other assets                                                                  579             697
                                                                         --------        --------
Total assets                                                             $ 30,595        $ 32,264
                                                                         ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                $  4,095        $  3,907
   Accrued liabilities                                                      4,555           4,852
   Income taxes payable                                                      (303)            278
   Accrued claims payable                                                   3,004           3,071
   Refundable deposits                                                      1,411           1,752
   Current portion of long-term debt and capital lease obligations            639             676
                                                                         --------        --------
Total current liabilities                                                  13,401          14,536
                                                                         --------        --------
Long-term debt and capital lease obligations, less current portion            239             289
Long-term accrued claims payable                                            5,516           5,347
Commitments and contingencies                                                  --              --
Shareholders' equity:
   Common stock, $.015 par value
      Class A: Authorized shares - 7,500,000
      Issued shares - 1,607,303                                                23              23
      Class B: Authorized shares - 2,500,000
      Issued and outstanding shares - 1,200,000                                18              18
   Additional paid-in capital                                              12,459          12,459
   Retained earnings                                                        2,122           2,775
                                                                         --------        --------
Total capital and retained earnings                                        14,622          15,275

Less - treasury stock at cost (359,146 Class A shares)                     (3,183)         (3,183)
                                                                         --------        --------
Total shareholders' equity                                                 11,439          12,092
                                                                         --------        --------
Total liabilities and shareholders' equity                               $ 30,595        $ 32,264
                                                                         ========        ========



                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,

                                                        2000               1999
                                                    -----------        -----------
Operating revenues                                  $    27,867        $    35,325

Costs and expenses:
   Operating costs                                       26,113             32,003
   Selling, general and administration                    2,359              2,688
   Depreciation and amortization                            293                309
                                                    -----------        -----------
                                                         29,101             35,000

Operating income (loss)                                    (898)               325

Interest expense, net                                        57                 88
                                                    -----------        -----------
Income (loss) before income taxes                          (955)               237

Income tax expense (benefit)                               (339)               119
                                                    -----------        -----------
Net income (loss)                                   $      (616)       $       118
                                                    ===========        ===========

Net income (loss) per basic and diluted share       $     (0.25)       $      0.05
                                                    ===========        ===========


Basic weighted average shares outstanding             2,453,260          2,539,861
                                                    ===========        ===========

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                         2000           1999
                                                       -------        -------
Operating activities:
Net income (loss)                                      $  (616)       $   118
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                           293            341
   Loss on disposal of property and equipment               22              1

Changes in operating assets and liabilities:

   Trade accounts receivable                              (482)        (1,833)
   Other accounts receivable                               205            741
   Prepaid expenses and other current assets               (94)           193
   Other assets                                            118           (117)
   Trade accounts payable                                  188             46
   Accrued liabilities                                    (297)         1,142
   Income taxes payable                                   (581)          (868)
   Accrued claims payable                                  102            282
   Refundable deposits                                    (341)          (327)
                                                       -------        -------
   Net cash used in operating activities                (1,483)          (281)

Investing activities:
   Purchases of property and equipment                     (77)          (388)
   Business Acquisitions                                    --            (15)
                                                       -------        -------
   Net cash used in investing activities                   (77)          (403)

Financing activities:
   Net proceeds from note payable to bank                   --            400
   Principal payments on long-term debt                    (87)          (123)
   Treasury stock purchases                                 --           (997)
   Common stock dividends paid                             (37)           (37)
                                                       -------        -------
   Net cash used in financing activities                  (124)          (757)
                                                       -------        -------

Net decrease in cash and equivalents                    (1,684)        (1,441)

Cash and cash equivalents at beginning of period         3,847          1,490
                                                       -------        -------

Cash and cash equivalents at end of period             $ 2,163        $    49
                                                       =======        =======

                     The Morgan Group, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                   (Unaudited)
                                 March 31, 2000

  Note 1.Basis of Presentation

         The accompanying consolidated interim financial statements have been prepared by The Morgan Group, Inc. and Subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Note 2. Indebtedness

         The Company has a $20,000,000 revolving credit facility ("Credit Facility") which expires February 28, 2001, and is subject to renewal annually, thereafter. The Credit Facility contains financial covenants, the most restrictive of which are a debt service to cash flow coverage ratio and an interest expense coverage ratio. The Company projected it was probable that a violation of one or more of the financial covenants would occur at each of the measurement dates during 2000. The Company and the bank, on March 30, 2000, agreed to modify the affected covenants. The Company was in compliance at March 31, 2000. This amendment limits the payment of dividends to $120,000 annually, prohibits the acquisition of Company's common stock, and limits borrowings and letters of credit to the borrowing base. This amendment provides for the payment of up front fees of $25,000, an increase of twenty-five basis points in the interest rate and an increase of twelve and one half basis points in the commitment fee.

  Note 3.Segment Reporting

         Description of Services by Segment

         The Company operates in four business segments: manufactured housing, driver outsourcing, specialized outsourcing services, and insurance and finance. The manufactured housing segment primarily provides specialized transportation to companies which produce new manufactured homes and modular homes through a network of terminals located in thirty-one states. The driver outsourcing segment provides outsourcing transportation primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in nine states. The specialized outsourcing services segment consists of a large trailer, travel and small trailer delivery and another Specialized Service "Decking". The fourth segment, insurance and finance, provides insurance and financing to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all property damage and bodily injury and cargo costs are captured. The Company's segments are strategic business units that offer different services and are managed separately based on the differences in these services.

         The driver outsourcing segment and the specialized outsourcing services were reported as one segment titled "Specialized Outsourcing Services" in the prior year. The prior year period has been restated to show the corresponding segment information for the first quarter of 1999.

         Measurement of Segment (Loss)

         The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization (EBITDA). The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Except for insurance premiums, there are no significant intersegment revenues.

           The following table presents the financial information for the Company's reportable segments for the three months ended March 31, (in thousands):

                                                         2000            1999
                                                       --------        --------
           Operating revenues

                Manufactured Housing                   $ 18,206        $ 23,868
                Driver Outsourcing                        5,611           5,718
                Specialized Outsourcing Services          3,757           5,314
                Insurance and Finance                       815           1,028
                All Other                                    (3)             52
                                                       --------        --------
                                                         28,386          35,980
           Total intersegment insurance revenues           (519)           (655)
                                                       --------        --------
           Total operating revenues                    $ 27,867        $ 35,325
                                                       ========        ========

           Segment profit (loss) - EBITDA
                Manufactured Housing                   $  1,742        $  2,649
                Driver Outsourcing                          469              88
                Specialized Outsourcing Services           (143)            116
                Insurance and Finance                    (2,261)         (2,030)
                All Other                                  (412)           (189)
                                                       --------        --------
                                                           (605)            634
           Depreciation and amortization                   (293)           (309)
           Interest expense                                 (57)            (88)
                                                       --------        --------
           Income (loss) before taxes                  $   (955)       $    237
                                                       ========        ========

           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESULTS OF OPERATIONS

Consolidated Results

During the first quarter of 2000 the Company continued to experience shipment and profit declines in its manufactured housing and specialized outsourcing business segments. Consolidated operating revenues decreased 21.1 percent to $27,867,000 million from 1999's first quarter record of $35,325,000. This decrease is primarily the result of a sharp industry-wide decline in shipments of manufactured homes. Additionally, operating revenues decreased significantly in the specialized outsourcing business segment.

The manufactured housing industry continues to be hampered by tighter credit and high customer inventory levels, which directly impacts production and sales volume of the Company's customers. The largest portion of the Company's operating revenues is derived from the transportation of manufactured homes. The Company believes that the depressed level of shipments in manufactured housing will continue through the first half of 2000 and possibly moderating in the second half of the year.

The Company in March 2000 instituted staff reduction and other cost savings initiatives. It is currently estimated that the cost savings of these initiatives will approximate $2,400,000 annually. The impact of the cost savings for 2000 is expected to approximate $1,800,000, net of severance costs. The Company continues to review incremental marketing initiatives and continuously is reviewing staffing levels and expenditures to reduce its overhead structure.

Operating loss before interest, taxes, depreciation and amortization ("EBITDA") was $605,000 for the quarter, compared with a profit of $634,000 for the corresponding period last year.

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

Net interest expense decreased from $88,000 in the first quarter of 1999 to $57,000 in 2000 as a result of improved cash management which reduced the amount of borrowings from the credit facility.

Accordingly, the net loss for the first quarter of 2000 was $616,000 or $0.25 per share, compared to net income of $118,000 or $0.05 per share, for the same period of the prior year.

Segment Results

The Company conducts its operations in four principal segments as discussed below. The following discussion sets forth certain information about the segment results.

Manufactured Housing

Manufactured Housing operating revenues are generated from providing transportation and logistical services to manufacturers of manufactured homes. Manufactured Housing operating revenues were $5,662,000 or 23.7 percent less in the first quarter of 2000 compared to the first quarter of a year ago, reflecting the continued softness in the manufactured housing industry. Manufactured Housing EBITDA decreased primarily due to the lower quarter-to-quarter shipment volume. The Company has reduced manufactured housing overhead costs from the first quarter of 1999 to the first quarter of 2000 by approximately 20.0 percent. EBITDA decreased $907,000 to $1,742,000.

Driver Outsourcing

Driver outsourcing provides outsourcing transportation services primarily to manufacturers of recreational vehicles, commercial trucks and other specialized vehicles. Operating revenues of $5,611,000 decreased $107,000 in the first quarter of 2000 compared to the first quarter of 1999. However, EBITDA increased to $469,000 in the first quarter of 2000 primarily due to reductions in transportation and overhead costs.

Specialized Outsourcing Services

Specialized Outsourcing Services consists of delivering large trailers, travel and other small trailers and another specialized transport service ("Decking"). Operating revenues decreased by $1,557,000 in the first quarter of 2000 to $3,757,000. This decrease was in the delivery of large trailers and also from the Decking operations. Specialized Outsourcing Services recorded a loss in the first quarter 2000 at the EBITDA level of $143,000 compared to a profit of $116,000 in the first quarter of 1999. This decrease is primarily due to the volume decreases. The Company is currently evaluating the profit potential of these niche businesses and their growth potential.

Insurance/Finance

The Company's Insurance/Finance segment provides insurance and financing services to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all bodily injury, property damage and cargo loss costs are captured. Insurance/Finance operating revenues decreased $213,000 in the first quarter of 2000 to $815,000 primarily reflecting a decrease in owner-operator insurance premiums relating to the slow-down in the manufactured housing industry.

The Company also experienced an increase in cargo related claims in the first quarter of 2000 primarily relating to the delivery of manufactured homes. As a result of the above factors the loss at the EBITDA level increased in the first quarter of 2000 to $2,261,000.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used $1,483,000 of cash in the first quarter of 2000 primarily to fund the net loss, the seasonal increase in trade accounts receivable and pay prior year federal and state tax liabilities.

Operating activities in the first quarter of 1999 used $281,000 of cash primarily to finance a more robust increase in trade accounts receivable partially offset by an increase in accrued liabilities.

Trade accounts receivable days sales outstanding (DSO) decreased from 28 days at December 31, 1999 to 26 days at March 31, 2000. The Company had no outstanding borrowing under its revolving credit facility ("Credit Facility") at March 31, 2000.

The Company's $20,000,000 Credit Facility contains financial covenants, the most restrictive of which are a debt service to cash flow coverage ratio and an interest expense coverage ratio. The Company projected it was probable that a violation of one or more of the financial covenants would occur at each of the measurement dates during 2000. Accordingly, the Company and the bank, on March 30, 2000, agreed to modify the affected covenants. This amendment among other restrictions will limit the payment of dividends to $120,000 annually ($142,000 was declared in 1999). The Company was in compliance at March 31, 2000 and believes, based on its current financial projections, that it will maintain compliance with the amended financial covenants and that the Credit Facility should be adequate to meet the Company's short-term liquidity needs.

The Company had minimal exposure to interest rates as of March 31, 2000, as substantially all of its outstanding long-term debt bears fixed rates. The Credit Facility mentioned above bears variable interest rates based on either a Federal Funds rate or the Eurodollar rate. Accordingly, borrowings under the Credit Facility have exposure to changes in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company currently, is not using any fuel hedging instruments.

Impact of Seasonality

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. The Company's operating revenues, therefore, tend to be stronger in the second and third quarters.

FORWARD LOOKING DISCUSSION

This report contains a number of forward-looking statements. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the risk of declining production in the manufactured housing industry; the risk of losses or insurance premium increases from traffic accidents; the risk of loss of major customers; risks of competition in the recruitment and retention of qualified drivers in the transportation industry generally; risks of acquisitions or expansion into new business lines that may not be profitable; risks of changes in regulation and seasonality of the Company's business. Such factors are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

              (a)    The following exhibits are included herein:

                     Exhibit 27 - Financial Data Schedule for
                                  Three Month Period Ended March 31, 2000

              (b)    Report on Form 8-K:

                     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     THE MORGAN GROUP, INC.

                                                     BY:  /s/ Dennis R. Duerksen
                                                     ---------------------------
                                                     Dennis R. Duerksen
                                                     Chief Financial Officer


                                                     DATE: May 11, 2000