Form 10-Q
period 2000-06-30
MORGAN GROUP INC
filed 2000-08-15
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2000

                             THE MORGAN GROUP, INC.
                             2746 Old U. S. 20 West
                           Elkhart, Indiana 46515-1168
                                 (219) 295-2200

   Delaware                         1-13586                    22-2902315
   (State of                (Commission File Number)          (IRS Employer
  Incorporation                                          Identification Number)



The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the Company's classes of common stock at August 8, 2000 was:

         Class A - 1,248,157 shares
         Class B - 1,200,000 shares

                             The Morgan Group, Inc.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I          FINANCIAL INFORMATION

Item 1          Financial Statements (unaudited)

                      Consolidated Balance Sheets as of
                      June 30, 2000 and December 31, 1999                     3

                      Consolidated Statements of
                      Operations for the Three and Six Month Periods
                      Ended June 30, 2000 and 1999                            4

                      Consolidated Statements of
                      Cash Flows for the Three and Six Month Periods

                      Ended June 30, 2000 and 1999                            5

                      Notes to Consolidated Interim Financial

                      Statements as of June 30, 2000                       6 -8

Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9-12

Item 3          Quantitative and Qualitative Disclosures About Market Risk   13


PART II         OTHER INFORMATION

Item 4          Submission of Matters to a Vote of Security Holders          14

Item 5          Other Information                                         15-22

Item 6          Exhibits and Reports on Form 8-K                             23

Signatures                                                                   23

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements
                     The Morgan Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)

                                                                         June 30,       December 31,
                                                                           2000             1999
                                                                         --------        --------
ASSETS                                                                   (Unaudited)      (Note 1)
Current assets:
   Cash and cash equivalents                                             $  1,349        $  3,847
   Trade accounts receivable, less allowance for doubtful
      accounts of $254 in 2000 and $313 in 1999                            11,863          10,130
   Accounts receivable, other                                                 360             313
   Refundable taxes                                                           306              --
   Prepaid expenses and other current assets                                1,834           1,960
   Deferred income taxes                                                    1,474           1,475
                                                                         --------        --------
Total current assets                                                       17,186          17,725
                                                                         --------        --------
Property and equipment, net                                                 4,139           4,309
Intangible assets, net                                                      7,011           7,361
Deferred income taxes                                                       2,172           2,172
Other assets                                                                  631             697
                                                                         --------        --------
Total assets                                                             $ 31,139        $ 32,264
                                                                         ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                $  3,941        $  3,907
   Accrued liabilities                                                      4,945           4,852
   Income taxes payable                                                        --             278
   Accrued claims payable                                                   3,852           3,071
   Refundable deposits                                                      1,597           1,752
   Current portion of long-term debt and capital lease obligations            610             676
                                                                         --------        --------
Total current liabilities                                                  14,945          14,536
                                                                         --------        --------
Long-term debt and capital lease obligations, less current portion            152             289
Long-term accrued claims payable                                            4,623           5,347
Commitments and contingencies                                                  --              --
Shareholders' equity:
   Common stock, $.015 par value
      Class A: Authorized shares - 7,500,000
      Issued shares - 1,607,303                                                23              23
      Class B: Authorized shares - 2,500,000
      Issued and outstanding shares - 1,200,000                                18              18
   Additional paid-in capital                                              12,459          12,459
   Retained earnings                                                        2,102           2,775
                                                                         --------        --------
Total capital and retained earnings                                        14,602          15,275
Less - treasury stock at cost (359,146 Class A shares)                     (3,183)         (3,183)
                                                                         --------        --------
Total shareholders' equity                                                 11,419          12,092
                                                                         --------        --------
Total liabilities and shareholders' equity                               $ 31,139        $ 32,264
                                                                         ========        ========


See Notes to Consolidated Financial Statements.

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                      Three Months Ended                  Six Months Ended
                                                          June 30                             June 30
                                                  2000              1999              2000               1999
                                               -----------       -----------       -----------        -----------
Operating revenues                             $    29,961       $    40,270       $    57,828        $    75,595

Costs and expenses:
   Operating costs                                  27,287            36,876            53,400             68,879
   Selling, general and administration               2,273             2,650             4,632              5,338
   Depreciation and amortization                       288               308               581                617
                                               -----------       -----------       -----------        -----------
                                                    29,848            39,834            58,613             74,834

Operating income (loss)                                113               436              (785)               761
Interest expense, net                                   76               119               133                207
                                               -----------       -----------       -----------        -----------
Income (loss) before income taxes                       37               317              (918)               554

Income tax expense (benefit)                            20               148              (319)               267
                                               -----------       -----------       -----------        -----------
Net income (loss)                              $        17       $       169       $      (599)       $       287
                                               ===========       ===========       ===========        ===========

Net income (loss) per common share:

    Basic                                      $      0.01       $      0.07          ( $0.24)        $      0.12
                                               ===========       ===========       ===========        ===========
    Diluted                                    $      0.01       $      0.07          ( $0.24)        $      0.11
                                               ===========       ===========       ===========        ===========

Weighted average shares outstanding
    Basic                                        2,448,157         2,447,532         2,448,157          2,492,820
                                               ===========       ===========       ===========        ===========
    Diluted                                      2,452,731         2,449,287         2,452,905          2,495,326
                                               ===========       ===========       ===========        ===========

Cash dividends declared per common share
    Class A:                                   $      0.02       $      0.02       $      0.04        $      0.04
                                               ===========       ===========       ===========        ===========
    Class B:                                   $      0.01       $      0.01       $      0.02        $      0.02
                                               ===========       ===========       ===========        ===========



See Notes to Consolidated Financial Statements

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                      Six Months Ended
                                                                          June 30
                                                                     2000           1999
                                                                   -------        -------

Operating activities:
Net (loss) income                                                  $  (599)       $   287
Adjustments to reconcile net (loss) income to net cash (used
 in) provided by operating activities:
   Depreciation and amortization                                       581            617
   Other                                                                41             28
Changes in operating assets and liabilities:

   Trade accounts receivable                                        (1,733)        (1,375)
   Other accounts receivable                                           (47)           941
   Prepaid expenses and other current assets                           126            302
   Other assets                                                         66           (186)
   Trade accounts payable                                               34            503
   Accrued liabilities                                                  93          1,257
   Income taxes payable                                               (584)          (815)
   Accrued claims payable                                               57             11
   Refundable deposits                                                (155)            88
                                                                   -------        -------
   Net cash (used in) provided by operating activities              (2,120)         1,658

Investing activities:
   Purchases of property and equipment                                (103)          (421)
   Other investing activities                                            2            (30)
                                                                   -------        -------
   Net cash used in investing activities                              (101)          (451)

Financing activities:
   Net proceeds from note payable to bank                               --             --
   Principal payments on long-term debt                               (203)          (195)
   Treasury stock purchases                                             --         (1,014)
   Common stock dividends paid                                         (74)           (69)
                                                                   -------        -------
Net cash used in financing activities                                 (277)        (1,278)
                                                                   -------        -------
Net decrease in cash and equivalents                                (2,498)           (71)

Cash and cash equivalents at beginning of period                     3,847          1,490
                                                                   -------        -------
Cash and cash equivalents at end of period                         $ 1,349        $ 1,419
                                                                   =======        =======


See Notes to Condensed Financial Statements

                     The Morgan Group, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                   (Unaudited)

                                  June 30, 2000

  Note 1.Basis of Presentation

         The accompanying consolidated interim financial statements have been prepared by The Morgan Group, Inc. and Subsidiaries (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included for complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Note 2. Indebtedness

         The Company has a $20,000,000 revolving credit facility ("Credit Facility") which expires February 28, 2001, and is subject to renewal annually, thereafter. The Credit Facility was amended March 30, 2000 to limit payment of dividends to $120,000 annually, to prohibit the acquisition of the Company's common stock, and to limit borrowings and letters of credit to the borrowing base.

  Note 3.Segment Reporting

         Description of Services by Segment

         The Company operates in four business segments: manufactured housing, driver outsourcing, specialized outsourcing services, and insurance and finance. The manufactured housing segment primarily provides specialized transportation to companies which produce new manufactured homes and modular homes through a network of terminals located in thirty-one states. The driver outsourcing segment provides outsourcing transportation primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in seven states. The specialized outsourcing services segment consists of large trailer, travel and small trailer delivery. The fourth segment, insurance and finance, provides insurance and financing to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all property damage and bodily injury and cargo costs are captured. The Company's segments are strategic business units that offer different services and are managed separately based on the differences in these services.

         The driver outsourcing segment and the specialized outsourcing services were reported as one segment titled "Specialized Outsourcing Services" in the prior year. The prior year periods have been restated.

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

         The  following  table  presents  the  financial   information  for  the
         Company's reportable segments for the three and six month periods ended June 30, (in thousands):

                                                Three Months Ended              Six Months Ended
                                                    June 30,                       June 30,

                                              2000            1999            2000            1999
                                            --------        --------        --------        --------

Operating revenues

   Manufactured Housing                     $ 19,995        $ 27,648        $ 38,201        $ 51,516
   Driver Outsourcing                          5,820           6,323          11,431          12,040
   Specialized Outsourcing Services            3,883           5,891           7,640          11,206
   Insurance and Finance                         734           1,032           1,549           2,060
   All Other                                      --              20              (3)             72
                                            --------        --------        --------        --------
                                              30,432          40,914          58,818          76,894
Total intersegment insurance revenues           (471)           (644)           (990)         (1,299)
                                            --------        --------        --------        --------
Total operating revenues                    $ 29,961        $ 40,270        $ 57,828        $ 75,595
                                            ========        ========        ========        ========

Segment profit (loss) - EBITDA
   Manufactured Housing                     $  1,896        $  3,108        $  3,638        $  5,757
   Driver Outsourcing                            436              20             906             109
   Specialized Outsourcing Services               24             190            (119)            305
   Insurance and Finance                      (1,703)         (2,376)         (3,964)         (4,406)
   All Other                                    (252)           (198)           (665)           (387)
                                            --------        --------        --------        --------
                                                 401             744            (204)          1,378

Depreciation and amortization                   (288)           (308)           (581)           (617)
Interest expense                                 (76)           (119)           (133)           (207)
                                            --------        --------        --------        --------
Income (loss) before taxes                  $     37        $    317        $   (918)       $    554
                                            ========        ========        ========        ========

           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

For the Quarter Ended June 30, 2000

Consolidated Results

During the second quarter of 2000, the Company continued to experience shipment and profit declines in its manufactured housing and specialized outsourcing business segments while the segment profit/loss of driver outsourcing and insurance and finance improved. In the second quarter, consolidated operating revenues decreased 25.6 percent to $29,961,000 from 1999's second quarter of $40,270,000. This decrease is primarily the result of a sharp industry-wide decline in shipments of manufactured homes. Additionally, operating revenues decreased significantly in the specialized outsourcing business segment.

Second quarter 2000 operating revenues increased from first quarter 2000 by 7.5 percent principally due to the seasonality of the businesses. However, this volume increase was approximately half of the rate experienced in the prior year.

The manufactured housing industry continues to be hampered by tighter credit standards and rising interest rates at the retail level, and a resultant excessive inventory of new and repossessed homes, which directly impacts production and sales volume of the Company's customers. The largest portion of the Company's operating revenues is derived from the transportation of manufactured homes. The Company believes that the depressed level of shipments in manufactured housing will continue through this year, possibly moderating the following year.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") was a profit of $401,000 for the quarter, compared with a profit of $744,000 for the corresponding period last year.

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

Net interest expense decreased from $119,000 in the second quarter of 1999 to $76,000 in 2000 as a result of continued improved cash management which reduced the amount of borrowings from the credit facility.

Accordingly, net income for the second quarter of 2000 was $17,000 or $0.01 per basic share, compared to net income of $169,000 or $0.07 per basic share, for the same period of the prior year.

The  Company  continues  to  review  incremental   marketing   initiatives,   is
continuously reviewing staffing levels and expenditures to reduce its overhead structure.

Segment Results

The Company conducts its operations in four principal segments as discussed below. The following discussion sets forth certain information about the segment results.

Manufactured Housing

Manufactured Housing operating revenues are generated from providing transportation and logistical services to manufacturers of manufactured homes. Manufactured Housing operating revenues were $7,653,000 or 27.7 percent less in the second quarter of 2000 compared to the second quarter of a year ago, reflecting the continued softness in the manufactured housing industry. Manufactured Housing EBITDA decreased primarily due to the lower quarter-to-quarter shipment volume. EBITDA decreased $1,212,000 to $1,896,000.

Driver Outsourcing

Driver outsourcing provides outsourcing transportation services primarily to manufacturers of recreational vehicles, commercial trucks and other specialized vehicles. Operating revenues of $5,820,000 decreased $503,000 in the second quarter of 2000 compared to the second quarter of 1999. However, EBITDA increased to $436,000 in the second quarter of 2000 primarily due to the elimination of low margin business and to reductions in transportation and overhead costs.

Specialized Outsourcing Services

Specialized Outsourcing Services consists of delivering large trailers, travel and other small trailers and another specialized transport service ("Decking"). Operating revenues decreased by $2,008,000 in the second quarter of 2000 to $3,883,000. This decrease was primarily in the delivery of large trailers but also from the Decking operations. The Company essentially ceased delivery of the Decking units in the second quarter 2000. EBITDA decreased $166,000 compared to the year ago quarter to $24,000 in the second quarter 2000. This decrease is primarily due to the volume decreases.

Insurance/Finance

The Company's Insurance/Finance segment provides insurance and financing services to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all bodily injury, property damage and cargo loss costs are captured. Insurance/Finance operating revenues decreased $298,000 in the second quarter of 2000 to $734,000 primarily reflecting a decrease in owner-operator insurance premiums caused by the slow-down in the manufactured housing industry.

The loss at the EBITDA level in the second quarter of 2000 compared to the second quarter of the prior year decreased by $673,000 to $1,703,000 primarily due to decreases in cargo related claims but also lower bodily injury and property damage losses.

RESULTS OF OPERATIONS

For the First Six Months Ended June 30, 2000

For the first six months of 2000, operating revenues decreased to $57,828,000 from $75,595,000 for the same period last year. The decrease in operating revenues was primarily in Manufactured Housing but also decreased in the other business segments.

EBITDA decreased $1,582,000 to a loss of $204,000 for the six month period of 2000 compared to the year ago period. This decrease was caused by Manufactured Housing and Specialized Outsourcing Services business segments partially offset by improved performance in Driver Outsourcing and the Insurance and Finance business segment.

Net interest expense decreased $74,000 compared to the year ago period for the reasons previously noted.

Accordingly, the net loss for the six months ended June 30, 2000 was $599,000 or $0.24 per diluted share, compared to net income of $287,000 or $0.11 per diluted share, for the same period of the prior year.

The Company has instituted staff reduction and other cost savings initiatives. It is currently estimated that the cost savings of these initiatives will approximate $2,400,000 annually. The impact of the cost savings for 2000 is expected to approximate $1,800,000, net of severance costs.

Segment Results

The following discussion sets forth certain information about the segment results for the six months ended June 30, 2000 and 1999.

Manufactured Housing

Manufactured Housing operating revenues were $13,315,000 less in the first half of 2000 compared to the prior year period. As previously discussed, the decreases in operating revenues are primarily due to the continued softness in the Manufactured Housing industry. Manufactured Housing EBITDA decreased $2,119,000, primarily due to the reduction in volume partially offset by decreased overhead costs.

Driver Outsourcing

Operating revenues decreased by $609,000 in the first six months of 2000 compared to the first six months of 1999. This decrease as previously discussed occurred primarily in the second quarter. However, EBITDA increased from $109,000 to $906,000 primarily due to improved pricing, and reductions in transportation and overhead costs.

Specialized Outsourcing Services

Operating revenues decreased by $3,566,000 in the first six months of 2000 compared to the first six months of 1999. This decrease was primarily in the delivery of large trailers but the delivery of decking units also decreased, as described above. EBITDA decreased primarily because of the lower volume.

Insurance/Finance

Insurance/Finance operating revenues decreased $511,000 in the first six months of 2000 compared to the first six months of the prior year to $1,549,000 reflecting a decrease in owner-operator insurance premiums.

The Company also experienced decreases in bodily injury, property damage and cargo related claims in the first six months of 2000. As a result of the above factors the loss at the EBITDA level decreased in the first six months of 2000 compared to the prior year period by $442,000 to $3,964,000.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used $2,120,000 of cash in the first six months of 2000 primarily to fund the net loss, the seasonal increase in trade accounts receivable and pay prior year federal and state tax liabilities.

Trade accounts receivable days sales outstanding (DSO) decreased from 28 days at December 31, 1999 to 27 days at June 30, 2000.

The March 30, 2000 amendment to the Credit Facility limits payments of dividends to $120,000 annually and limits borrowings and letters of credit to the borrowing base. The borrowing base as of June 30, 2000 was $11,082,000 with $8,775,000 letters of credit outstanding. The Company has no borrowings as of June 30, 2000. The letters of credit are primarily required for self-insurance retention reserves. The Company was in compliance with all covenants as of June 30, 2000.

The Company had minimal exposure to interest rates as of June 30, 2000, as substantially all of its outstanding long-term debt bears fixed rates. The Credit Facility mentioned above bears variable interest rates based on either a Federal Funds rate or the Eurodollar rate. Accordingly, borrowings under the Credit Facility have exposure to changes in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company currently, is not using any fuel hedging instruments.

Inflation

Most of the Company's expenses are affected by inflation, which generally results in increased costs. As of June 30, 2000 the effect of inflation on the Company's results of operation was minimal.

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

       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption "Liquidity and Capital Resources" under Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

         On June 14, 2000, the Company held its Annual Meeting of Stockholders, the results of which follow:

         Report of proxies received and shares voted June 14, 2000

                                              Total        Voted     % of Total
                                              -----        -----     ----------

Number of shares of Class A                 1,248,157    1,223,263      98%
common stock

Number of shares of Class B
common stock                                1,200,000    1,200,000      100%

1.  Election of directors elected by
     all shareholders (1-year term), shares
     of Class B common stock are entitled
     to two votes
                                           Against or
                                  For       Withheld    Abstained   Non-Votes
                                  ---       --------    ---------   ---------

     Charles C. Baum           3,621,733     1,530        - 0 -       24,894
     Bradley J. Bell           3,621,733     1,530        - 0 -       24,894
     Richard B. Black          3,621,733     1,530        - 0 -       24,894
     Anthony T. Castor, III    3,621,733     1,530        - 0 -       24,894
     Richard L. Haydon         3,621,733     1,530        - 0 -       24,894

2.  Election of director by holders of
     Class A common stock (1-year term)

     Robert S. Prather, Jr.    1,221,733     1,530        - 0 -       24,894

Item 6          Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

                  Exhibit 10.1 - Amendment Agreement No. 1 to Revolving Credit and Term Loan Agreement dated as of January 28, 1999

                  Exhibit 27.1 - Financial Data Schedule for Six Month Period Ended June 30, 2000

(b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  THE MORGAN GROUP, INC.

                                                  BY:  /s/ Dennis R. Duerksen
                                                  -----------------------------
                                                  Dennis R. Duerksen
                                                  Chief Financial Officer

                                                  DATE:   August 14, 2000