Form 10-Q
period 2000-09-30
MORGAN GROUP INC
filed 2000-11-14
CIK 906609

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2000

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

The number of shares outstanding of each of the Company's classes of common stock at November 10, 2000 was:

         Class A - 1,248,157 shares
         Class B - 1,200,000 shares

                             The Morgan Group, Inc.

                                      INDEX

                                                                          PAGE
                                                                          UMBER

PART I          FINANCIAL INFORMATION

Item 1          Financial Statements (unaudited)

                      Consolidated Balance Sheets as of
                      September 30, 2000 and December 31, 1999              3

                      Consolidated Statements of
                      Operations for the Three and Nine Month Periods
                      Ended September 30, 2000 and 1999                     4

                      Consolidated Statements of
                      Cash Flows for the Three and Nine Month Periods
                      Ended September 30, 2000 and 1999                     5

                      Notes to Consolidated Interim Financial
                      Statements as of September 30, 2000                  6-8

Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9-13



PART II         OTHER INFORMATION


Item 6          Exhibits and Reports on Form 8-K                            14

Signatures                                                                  14



                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements
                     The Morgan Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)
                                                                         September 30,     December 31,
                                                                             2000             1999
                                                                             ----             ----
ASSETS                                                                    (Unaudited)       (Note 1)
   Cash and cash equivalents                                              $ 1,638            $ 3,847
   Trade accounts receivable, less allowance for doubtful
      accounts of $176 in 2000 and $313 in 1999                            10,782             10,130
   Accounts receivable, other                                                 326                313
   Refundable taxes                                                           287                 --
   Prepaid expenses and other current assets                                1,531              1,960
   Deferred income taxes                                                    1,474              1,475
                                                                          -------            -------
Total current assets                                                       16,038             17,725
                                                                          -------            -------

Property and equipment, net                                                 4,044              4,309
Intangible assets, net                                                      6,866              7,361
Deferred income taxes                                                       2,172              2,172
Other assets                                                                  468                697
                                                                          -------            -------
Total assets                                                              $29,588            $32,264
                                                                          =======            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                 $ 3,622            $ 3,907
   Accrued liabilities                                                      4,371              4,852
   Income taxes payable                                                        --                278
   Accrued claims payable                                                   3,506              3,071
   Refundable deposits                                                      1,557              1,752
   Current portion of long-term debt and capital lease obligations            248                676
                                                                          -------            -------
Total current liabilities                                                  13,304             14,536
                                                                          -------            -------
Long-term debt and capital lease obligations, less current portion            109                289
Long-term accrued claims payable                                            4,699              5,347
Commitments and contingencies                                                  --                 --
Shareholders' equity:
   Common stock, $.015 par value
      Class A: Authorized shares - 7,500,000
      Issued shares - 1,607,303                                                23                 23
      Class B: Authorized shares - 2,500,000
      Issued and outstanding shares - 1,200,000                                18                 18
   Additional paid-in capital                                              12,459             12,459
   Retained earnings                                                        2,159              2,775
                                                                          -------            -------
Total capital and retained earnings                                        14,659             15,275

Less - treasury stock at cost (359,146 Class A shares)                     (3,183)            (3,183)
                                                                          -------            -------
Total shareholders' equity                                                 11,476             12,092
                                                                          -------            -------
Total liabilities and shareholders' equity                                $29,588            $32,264
                                                                          =======            =======

See Notes to Consolidated Financial Statements

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                    Three Months Ended                  Nine Months Ended
                                                       September 30                       September 30

                                                  2000           1999                 2000           1999
                                                  ----           ----                 ----           ----

Operating revenues                              $28,164        $37,312               $85,992        $112,907

Costs and expenses:
   Operating costs                               25,590         34,326                78,990         103,205
   Selling, general and administration            2,160          2,477                 6,792           7,815
   Depreciation and amortization                    236            301                   817             918
                                              ---------       --------             ---------        --------
                                                 27,986         37,104                86,599         111,938

Operating income (loss)                             178            208                  (607)            969
Interest expense, net                                77             75                   210             282
                                              ---------      ---------             ---------       ---------
Income (loss) before income taxes                   101            133                  (817)            687

Income tax expense (benefit)                         26             99                  (293)            366
                                              ---------      ---------             ---------      ---------
Net income (loss)                              $     75      $      34             $    (524)        $   321
                                              =========      =========             =========      ==========

Net income (loss) per common share:

    Basic                                         $0.03          $0.01               ( $0.21)          $0.13
                                              =========          =====                =======          =====
    Diluted                                       $0.03          $0.01               ( $0.21)          $0.13
                                              =========          =====                =======          =====

Weighted average shares outstanding
    Basic                                     2,448,157      2,446,907             2,448,157       2,477,348
                                              =========      =========             =========       =========
    Diluted                                   2,450,535      2,454,888             2,452,063       2,481,648
                                              =========      =========             =========       =========

Cash dividends declared per common share
    Class A:                                     $0.010         $0.020                $0.050          $0.060
                                                 ======         ======                ======          ======
    Class B:                                     $0.005         $0.010                $0.025          $0.030
                                                 ======         ======                ======          ======


See Notes to Consolidated Financial Statements

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,

                                                                   2000                   1999
                                                               -------------          -------------

Operating activities:
Net (loss) income                                                 $  (524)               $   321
Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
   Depreciation and amortization                                      817                    918
   Other                                                               60                     58


Changes in operating assets and liabilities:

   Trade accounts receivable                                         (652)                  (775)
   Other accounts receivable                                          (13)                 1,035
   Prepaid expenses and other current assets                          429                    115
   Other assets                                                       229                   (138)
   Trade accounts payable                                            (285)                   433
   Accrued liabilities                                               (481)                 1,030
   Income taxes payable                                              (565)                   618
   Accrued claims payable                                            (213)                  (838)
   Refundable deposits                                               (195)                    82
                                                               -----------            ----------
   Net cash (used in) provided by operating activities             (1,393)                 2,859

Investing activities:
   Purchases of property and equipment                               (118)                 (538)
   Other investing activities                                           2                   (32)
                                                               -----------           ----------
   Net cash used in investing activities                             (116)                 (570)

Financing activities:
   Principal payments on long-term debt                              (608)                 (584)
   Treasury stock purchases                                             --               (1,006)
   Common stock dividends paid                                        (92)                 (106)
                                                               -----------           ----------
Net cash used in financing activities                                (700)               (1,696)
                                                               -----------           ----------

Net (decrease) increase in cash and equivalents                    (2,209)                  593

Cash and cash equivalents at beginning of period                    3,847                 1,490
                                                               ----------             ---------

Cash and cash equivalents at end of period                     $    1,638             $   2,083
                                                               ==========             =========

See Notes to Condensed Financial Statements


                     The Morgan Group, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                   (Unaudited)

                               September 30, 2000

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

  Note 2. Indebtedness

          The Company has a $20,000,000 Revolving Credit Facility ("Credit Facility") which was amended on March 30, 2000 and expires on January 28, 2001. The Company primarily utilizes the Credit Facility to obtain stand-by letters of credit and occasionally for working capital borrowing. The letters of credit are primarily required for self-insurance retention reserves. Total borrowings and stand-by letters of credit are limited to qualified trade accounts receivable, qualified owner-operator loans and cash investments (the "Borrowing Base"). The Borrowing Base as of September 30, 2000 was $10,376,000 against which the Company had $8,600,000 of letters of credit outstanding and no working capital loans outstanding.

          The Company experienced a shortfall in the level of cash flow required under its Credit Facility and at September 30, 2000 is projecting that it will continue to be in violation of the cash flow and of other covenants in the fourth quarter. The Company has received a waiver on November 10, 2000 of its shortfall through October from its lender.

          The Company  recently  reduced its  letters of credit  requirement  to
          $6,600,000.  Although  the  waiver  reduced  the  credit  facility  to
          $7,600,000, the Company believes that the reduced capacity is sufficiently sized relative to its current requirements. Additionally, the waiver prohibits a cash dividend in the fourth quarter.

          The Company and its lender are in discussions and the Company believes it will be able to restructure or replace the facility before its January 28, 2001 maturity.

  Note 3. Credit Risk

          With the severe downturn in the Manufactured Housing industry, management is continually reviewing credit worthiness of its customers and taking appropriate steps to ensure the quality of the receivables. As of September 30, 2000, 33 percent of the open trade accounts receivable was with two manufactured housing customers of which 97 percent was within 45 days of invoice. In total, 90 percent of the open trade receivables are also within 45 days of invoice. If either of the two major customers would significantly delay their payments from current practice, it will have a negative impact on the Company's cash flow.

  Note 4. Long-Lived Assets

          The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. As a result of the severe downturn in the manufactured housing industry, the Company continues to assess the recoverability of the goodwill associated with its last acquisition. The total amount under review is $3.3 million. The Company does not believe there is an impairment of such assets.

  Note 5. Income Taxes

          The Company has recorded a benefit of 36 percent for the nine months ended September 30, 2000, which is the estimated annualized effective tax rate. As a result of the year-to-date net loss, the Company will review the necessity for a valuation allowance relating to the deferred tax asset of approximately $3.6 million.


  Note 6. Segment Reporting

          Description of Services by Segment

          The Company operates in four business segments: manufactured housing, driver outsourcing, specialized outsourcing services, and insurance and finance. The manufactured housing segment primarily provides specialized transportation to companies which produce new manufactured homes and modular homes through a network of terminals located in twenty-eight states. The driver outsourcing segment provides outsourcing transportation primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in seven states. The specialized outsourcing services segment consists of large trailer, travel and small trailer delivery. The fourth segment, insurance and finance, provides insurance and financing to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all property damage and bodily injury and cargo costs are captured. The Company's segments are strategic business units that offer different services and are managed separately based on the differences in these services.

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

          The following table presents the financial information for the Company's reportable segments for the three and nine-month periods ended September 30, (in thousands):


                                                              Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                              2000          1999             2000          1999
                                                          ------------- -------------     ------------ --------------
         Operating revenues
            Manufactured Housing                            $18,730       $25,768          $ 56,931      $ 77,284
            Driver Outsourcing                                5,152         5,867            16,584        17,907
            Specialized Outsourcing Services                  4,023         5,329            11,662        16,535
            Insurance and Finance                               724           974             2,273         3,034
            All Other                                             -           (14)              (3)            58
                                                            -------       -------          --------      --------
                                                             28,629        37,924            87,447       114,818
         Total inter-segment insurance revenues                (465)         (612)           (1,455)       (1,911)
                                                            -------       -------          --------      --------
         Total operating revenues                           $28,164       $37,312          $ 85,992      $112,907
                                                            =======       =======          =========     ========

         Segment profit (loss) - EBITDA
            Manufactured Housing                            $ 1,716       $ 3,147          $ 5,354       $  8,904
            Driver Outsourcing                                  194           150            1,100            258
            Specialized Outsourcing Services                     82           188              (37)           494
            Insurance and Finance                            (1,471)       (2,732)          (5,435)        (7,138)
            All Other                                          (107)         (244)            (772)          (631)
                                                            -------       -------         --------       ---------
                                                                414           509              210          1,887
         Depreciation and amortization                         (236)         (301)            (817)          (918)
         Interest expense                                       (77)          (75)            (210)          (282)
                                                            -------       -------         --------       --------
         Income (loss) before taxes                         $   101       $   133         $   (817)      $    687
                                                            =======       =======         ========       ========


           Item 2 - Management's Discussion and Analysis of Financial

                       Condition and Results of Operations

RESULTS OF OPERATIONS

For the Quarter Ended September 30, 2000

Consolidated Results

During the third quarter of 2000, the Company continued to experience a decline in shipments in all business segments compared to the year ago quarter and profit declines in its manufactured housing and specialized outsourcing business segments while the segment profit/loss of driver outsourcing and insurance and finance improved. In the third quarter, consolidated operating revenues decreased 25 percent to $28,164,000 from 1999's third quarter of $37,312,000. This decrease is primarily the result of a sharp industry-wide decline in shipments of manufactured homes. Additionally, operating revenues decreased significantly in the specialized outsourcing and driver outsourcing business segments.

The manufactured housing industry continues to be hampered by tighter credit standards and higher interest rates at the retail level, and a resultant excessive inventory of new and repossessed homes, which directly impacts production and sales volume of the Company's customers. The largest portion of the Company's operating revenues is derived from the transportation of manufactured homes. The Company believes that the recessive conditions in the manufactured housing industry will continue through this year, possibly moderating in the second half of the following year.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $414,000 for the quarter, compared to $509,000 for the corresponding period last year.

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

Net income for the third quarter of 2000 was $75,000 or $0.03 per share, compared to net income of $34,000 or $0.01 per share, for the same period of the prior year.

The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. As a result of the severe downturn in the manufactured housing industry, the Company continues to assess the recoverability of the goodwill associated with its last acquisition. The total amount under review is $3.3 million. The Company does not believe there is an impairment of such assets.

Segment Results

The Company conducts its operations in four principal segments as discussed below. The following discussion sets forth certain information about the segment results.

Manufactured Housing

Manufactured Housing operating revenues are generated from providing transportation and logistical services to manufacturers of manufactured homes. Manufactured Housing operating revenues were $7,038,000 or 27 percent less in the third quarter of 2000 compared to the third quarter of a year ago, reflecting the recessive condition in the manufactured housing industry. Manufactured Housing EBITDA in the third quarter as in the previous quarters was primarily due to the lower shipment volume. EBITDA decreased in the third quarter $1,431,000 to $1,716,000.

Driver Outsourcing

Driver outsourcing provides outsourcing transportation services primarily to manufacturers of recreational vehicles, commercial trucks and other specialized vehicles. Operating revenues of $5,152,000 decreased $715,000 in the third quarter of 2000 compared to the third quarter of 1999. However, EBITDA increased by $44,000 to $194,000 in the third quarter of 2000 primarily due to reductions in transportation and overhead costs.

Specialized Outsourcing Services

Specialized Outsourcing Services consists of delivering large trailers, travel and other small trailers. The Company essentially ceased delivery of the Decking units in the second quarter 2000. Operating revenues decreased by $1,306,000 in the third quarter of 2000 to $4,023,000. This decrease was primarily in the delivery of large trailers but also from the Decking operations. Decking operating revenues were $385,000 in the third quarter of 1999. EBITDA decreased $106,000 compared to the year ago quarter to $82,000 in the third quarter 2000. This decrease is primarily due to the decrease of shipments in large trailers and exiting the Decking market.

Insurance/Finance

The Company's Insurance/Finance segment provides insurance and financing services to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all bodily injury, property damage and cargo loss costs are captured. Insurance/Finance operating revenues decreased $250,000 in the third quarter of 2000 to $724,000 primarily reflecting a decrease in owner-operator insurance premiums caused by the lower shipments in Manufactured Housing.

The loss at the EBITDA level in the third quarter of 2000 compared to the third quarter of the prior year decreased by $1,261,000 to $1,471,000 primarily due to lower bodily injury and property damage losses but also due to decreases in cargo related claims.

RESULTS OF OPERATIONS

For the First Nine Months Ended September 30, 2000

For the first nine months of 2000, operating revenues decreased to $85,992,000 from $112,907,000 for the same period last year. Operating revenues decreased primarily in Manufactured Housing but also decreased in the other business segments.

EBITDA decreased $1,677,000 to $210,000 for the nine-month period of 2000 compared to the year ago period. This decrease was primarily in Manufactured Housing and Specialized Outsourcing Services partially offset by improvement in Driver Outsourcing and Insurance and Finance.

Net interest expense decreased $72,000 compared to the year ago period as a result of continued improved cash management.

The change in the effective tax rate is primarily due to the permanent differences between financial and tax reporting, which is consistent with prior years. These permanent items combined with the operating losses experienced through September 2000 have reduced the effective tax rate over this same period of the prior year.

The Company has recorded a benefit of 36 percent for the nine months ended September 30, 2000, which is the estimated annualized effective tax rate. As a result of the year-to-date net loss, the Company will review the necessity for a valuation allowance relating to the deferred tax asset of approximately $3.6 million.

Accordingly, the net loss for the nine months ended September 30, 2000 was $524,000 or $0.21 per share, compared to net income of $321,000 or $0.13 per share, for the same period of the prior year.

The Company has instituted staff reductions other cost savings initiatives, and continues to review incremental marketing initiatives. It is currently estimated that the staff reduction cost savings of these initiatives will approximate $2,400,000 annually. The impact of the cost savings for 2000 is expected to approximate $1,800,000, net of severance costs.

Traditionally, the fourth quarter, ending December 31, is seasonally slower than the third quarter. Additionally, the fourth quarter will be adversely affected by continued recessive conditions in the manufactured housing market and a sharp decline in recreation vehicle shipments.

Segment Results

The following discussion sets forth certain information about the segment results for the nine months ended September 30, 2000 and 1999.

Manufactured Housing

Manufactured Housing operating revenues were $20,353,000 less in the first nine months of 2000 compared to the prior year period. As previously discussed, the decreases in operating revenues are primarily due to the recessive conditions in the Manufactured Housing industry. Manufactured Housing EBITDA decreased $3,550,000, primarily due to the reduction in volume partially offset by decreased overhead costs.

Driver Outsourcing

Operating revenues decreased by $1,323,000 in the first nine months of 2000 compared to the first nine months of 1999. However, EBITDA increased $842,000 to $1,100,000 primarily due to improved pricing, and reductions in transportation and overhead costs.

Specialized Outsourcing Services

Operating revenues decreased by $4,873,000 in the first nine months of 2000 compared to the first nine months of 1999. This decrease was primarily in the delivery of large trailers. Operating revenues for Decking decreased $1,025,000. EBITDA decreased primarily because of lower shipments.

Insurance/Finance

Insurance/Finance operating revenues decreased $761,000 in the first nine months of 2000 compared to the first nine months of the prior year to $2,273,000 reflecting a decrease in owner-operator insurance premiums.

The Company also experienced decreases in bodily injury, property damage and cargo related claims in the first nine months of 2000. As a result of the above factors the loss at the EBITDA level decreased in the first nine months of 2000 compared to the prior year period by $1,703,000 to $5,435,000.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used $1,393,000 of cash in the first nine months of 2000 to fund the net loss, the seasonal increase in trade accounts receivable, pay prior year federal and state tax liabilities and fund a reduction in trade accounts payable and accrued liabilities.

With the severe downturn in the Manufactured Housing industry, management is continually reviewing credit worthiness of its customers and taking appropriate steps to ensure the quality of the receivables. As of September 30, 2000, 33 percent of the open trade accounts receivable was with two manufactured housing customers of which 97 percent was within 45 days of invoice. In total, 90 percent of the open trade receivables are also within 45 days of invoice. If either of the two major customers would significantly delay their payments from current practice, it will have a negative impact on the Company's cash flow.

The Company has a $20,000,000 Revolving Credit Facility ("Credit Facility") which was amended on March 30, 2000 and expires on January 28, 2001. The Company primarily utilizes the Credit Facility to obtain stand-by letters of credit and occasionally for working capital borrowing. The letters of credit are primarily required for self-insurance retention reserves. Total borrowings and stand-by letters of credit are limited to qualified trade accounts receivable, qualified owner-operator loans and cash investments (the "Borrowing Base"). The Borrowing Base as of September 30, 2000 was $10,376,000 against which the Company had $8,600,000 letters of credit outstanding and no working capital loans outstanding.

The Company experienced at September 30, 2000 a shortfall in the level of cash flow required under its Credit Facility and is projecting that it will continue to be in violation of the cash flow and of other covenants in the fourth quarter. The Company has received a waiver on November 10, 2000 of its shortfall through October from its lender.

The Company recently reduced its letters of credit requirement to $6,600,000. Although the waiver reduced the credit facility to $7,600,000, the Company believes that the reduced capacity is sufficiently sized relative to its current requirements. Additionally, the waiver prohibits a cash dividend in the fourth quarter.

The Company and its lender are in discussions and the Company believes it will be able to restructure the facility in the fourth quarter of the year 2000. There is no assurance that such negotiations will be successful. In that event, the Company would seek alternative financing. There can be no assurance that such alternative financing can be obtained. If such situation is not resolved favorably to the Company, it could have a material adverse effect on the Company and its financial condition.

The Company had minimal exposure to interest rates as of September 30, 2000, as substantially all of its outstanding long-term debt bears fixed rates. The Credit Facility mentioned above bears variable interest rates based on either a Federal Funds rate or the Eurodollar rate. Accordingly, borrowings under the Credit Facility have exposure to changes in interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company currently, is not using any fuel hedging instruments.

Inflation

Most of the Company's expenses are affected by inflation, which generally results in increased costs. The transportation industry is dependent upon the availability and cost of fuel. Although fuel costs are paid by the Company's owner-operators, increases in fuel prices have had and may continue to have adverse effects on the Company's operations. Since fuel costs vary between regions, drivers have become more selective as to which regions they will transport goods resulting in diminished driver availability. Also, the Company has experienced adverse effects during the time period from when fuel costs begin to increase until the time when scheduled rate increases to customers is enacted. Increases in fuel prices has also affected the sale of recreational vehicles by making the purchase less attractive to consumers. A decrease in the sale of recreational vehicles has been accompanied by a decrease in recreational vehicle shipments.

Impact of Seasonality

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. The Company's operating revenues, therefore, tend to be stronger in the second and third quarters.

FORWARD LOOKING DISCUSSION

This report contains a number of forward-looking statements. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the risk of declining production in the manufactured housing industry; failure to restructure or secure alternative financing; the risk of losses or insurance premium increases from traffic accidents; the risk of loss of major customers; or a significant delay in their current payment practice; risks of competition in the recruitment and retention of qualified drivers in the transportation industry generally; risks of acquisitions or expansion into new business lines that may not be profitable; risks of changes in regulation and seasonality of the Company's business. Such factors are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 6          Exhibits and Reports on Form 8-K

(a)     The following exhibits are included herein:

               Exhibit 27.1 - Financial Data Schedule for Nine Month Period Ended September 30, 2000

(b)      Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE MORGAN GROUP, INC.

                                      BY:  /s/ Dennis R. Duerksen
                                         ------------------------
                                          Dennis R. Duerksen
                                          Chief Financial Officer

                                      DATE:   November 13, 2000