Form 10-K405
period 2000-12-31
MORGAN GROUP INC
filed 2001-04-02
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

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

                              YES X    NO ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 26, 2001 was $3,105,000. The number of shares of the Registrant's Class A common stock $.015 par value and Class B common stock $.015 par value, outstanding as of March 26, 2001, was 1,248,157 shares, and 1,200,000 shares, respectively.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated into Part III of this report.

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

The Company primarily  provides  outsourcing  transportation  services through a national network of approximately 1,023 independent owner-operators and approximately 1,410 other drivers. The Company dispatches its drivers from 74 locations in 28 states. The Company's largest customers include Oakwood Homes Corporation, Fleetwood Enterprises, Inc., Champion Enterprises, Inc., Winnebago Industries, Inc., Cavalier Homes, Inc., Clayton Homes, Inc., Four Seasons Housing, Inc., Thor Industries, Inc., Holiday Rambler and Damon Corporation.

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

     o Manufactured Housing Segment. The largest portion of the Company's operating revenues is derived from transportation of manufactured housing, primarily new manufactured homes, modular homes, and office trailers. A manufactured home is an affordable housing alternative. In addition, Manufactured Housing transports used manufactured homes and offices for individuals, businesses, and the U.S. Government. Based on industry shipment data available from the Manufactured Housing Institute ("MHI"), and the Company's knowledge of the industry and its principal competitors, the Company is the largest transporter of manufactured homes in the United States. Manufactured Housing ships products through approximately 749 independent owner-operators driving specially modified semi-tractors referred to as "toters," which are used to reduce combined vehicle length. The number of independent owner-operators decreased approximately 26% in 2000 principally due to the decrease in shipments. Makers of manufactured housing generally ship their products no more than a few hundred miles from their production facilities. Therefore, to serve the regional structure of this industry, the Company positions its dispatch offices close to the production facilities it is serving and are substantially dedicated to serving such facilities. The Company reduced its number of manufacturing housing dispatch offices in 2000 by 18 locations, primarily due to plant closure and internal consolidation. Most manufactured housing units, when transported, require a special permit prescribing the time and manner of transport for over-dimensional loads. See Item 1. Business - Forward-Looking Discussion. The Company obtains the permits required for each shipment from each state through which the shipment will pass.

          In 2000, for the second consecutive year, the manufactured housing industry experienced a decline in shipments and production. Industry production by the manufactured housing industry (considering double-wide homes as two shipments) in the U.S. decreased by approximately 26% to 426,000 in 2000 from 574,000 in 1999, after a 5% decrease in 1999 according to data from the MHI. The Manufactured
          Housing industry continues to suffer from the combined impact of tightened consumer credit standards, increased industry repossessions and excess inventory. The Company believes that affordable manufactured housing over the long-term should continue to grow along with the general economy, especially when employment statistics and consumer confidence remain strong. There is no assurance, however, that manufactured housing production will increase.

     o Driver Outsourcing Segment. The Driver Outsourcing segment provides outsourcing transportation services primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in nine states. Driver outsourcing engages the services of approximately 1,410 drivers who are outsourced to customers to deliver the vehicles. In 2000, Driver outsourcing delivered approximately 36,900 units through the use of these drivers. While the number of deliveries decreased, operating revenue per unit delivered increased in 2000.

     o Specialized Outsourcing Services Segment. The Specialized Outsourcing Services segment consists of large trailer ("Towaway") delivery, travel and other small trailer ("Pick-up") delivery. The Towaway operation moved approximately 8,250 large trailers in 2000 compared to 14,600 large trailers in 1999, primarily the result of a shortage in independent owner-operator availability. As of December 31, 2000, Towaway had contracts with approximately 85 independent owner-operators who drive semi-tractors compared to 144 independent owner-operators in 1999. As of December 31, 2000, travel and other small trailers are delivered by 183 independent owner-operators utilizing pickup trucks compared to 161 independent owner-operators in 1999.

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


Selected Operating and Industry Participation Information

The following tables set forth operating information and industry participation with respect to the manufactured housing, driver outsourcing, and specialized outsourcing services segments for each of the five years ended December 31, 2000.


                                                                      Years Ended December 31,
Manufactured Housing
--------------------
  Operating Information:                          2000          1999           1998           1997           1996
                                                  ----          ----           ----           ----           ----

New home shipments                             102,463       148,019        161,543        154,389        121,136
Other shipments                                 13,031        11,871         17,330         24,144         23,465
                                              --------      --------       --------       --------       --------
Total shipments                                115,494       159,890        178,873        178,533        144,601

Linehaul revenues (in thousands)  (1)          $62,526       $88,396        $94,158        $93,092        $72,616

  Industry Participation:

Industry production (2)                        425,919       573,629        601,678        558,435        553,133
New home shipments                             102,463       148,019        161,543        154,389        121,136
Shares of units produced                         24.1%         25.8%          26.8%          27.6%          21.9%

Driver Outsourcing
------------------
  Operating Information:

Shipments                                       36,883        49,892         44,177         45,447         58,368
Linehaul revenues (in thousands)               $21,336       $23,748        $19,979        $19,706        $23,090

Specialized Outsourcing Services
--------------------------------
  Operating Information:

Shipments                                       29,215        32,967         38,167         34,867         41,255
Linehaul revenues (in thousands)               $15,304       $21,115        $23,015        $19,630        $26,169


(1) Linehaul revenue is derived by multiplying the miles of a given shipment by the stated mileage rate.

(2) Based on reports of MHI. To calculate shares of new homes shipped, the Company assumes two unit shipments for each multi-section home.

New home shipments decreased 31% during 2000 as compared to an overall industry production reduction of 26%. The Company believes it lost market share primarily because of lower pricing by its competitors.

Additional financial information about the business segments is included in Management's Discussion and Analysis of Financial Conditions and Results of Operations and in Note 9 of the Notes to the Consolidated Financial Statements included in Item 8.



Growth Strategy

The Company's strategy is to focus on its core transportation services. The Company will also look for opportunities to capitalize and/or grow its market in Manufactured Housing and Driver Outsourcing through acquisitions, if suitable opportunities arise. To enhance its profitability, the Company is continuing the process of reducing its overhead costs.

     o Manufactured Housing. The Company believes it can take better advantage of its position in the manufactured housing industry and its relationship with manufacturers, retailers, and independent owner-operators, by expanding the services it offers within its specialized business. As the nation's largest service company managing the delivery of manufactured homes, Morgan will also pursue other national contracts with manufacturers. The Company will also continue to pursue opportunities to offer new services and consider acquisition opportunities.

     o Driver Outsourcing. The Company has focused its operations in two broad markets, recreational and commercial vehicles. Given the softness in the recreational vehicle industry, the Company is looking to expand its growth in the delivery of commercial vehicles, such as school buses, ambulances, dump trucks and shuttle buses. In addition, the Company has strengthened its sales and marketing staff. Morgan's growth strategy within this market includes expanding its market position in this highly fragmented delivery transportation market. The future growth rate of the Company's outsourcing business is dependent upon continuing to add major vehicle customers and expanding the Company's driver force.

     o Specialized Outsourcing Services. The Company believes it can grow its Towaway business by increasing the number of available drivers and through the use of transportation brokers. The Company has not been able to take full advantage of large trailer delivery opportunities because it did not have a sufficient number of towaway drivers or its drivers were not in the necessary locations. Additionally, the Company continues to develop other market opportunities for the Pick-up portion of this segment.

     o Acquisitions/Joint Ventures. The Company is continuously considering acquisition opportunities. The Company may consider acquiring regional or national firms that service the manufactured housing and/or the outsourcing industry as well as logistics, transportation, or related industries. The Company is continually reviewing potential acquisitions and joint venture opportunities and is engaged in negotiations from time to time. There can be no assurance that any future transactions will be effected.

  Forward-Looking Discussion

In 2001, the Company could benefit from further reduction of overhead costs and an improvement of its safety record. While the Company remains optimistic over the long term, near term results could be affected by a number of internal and external economic conditions.

This report contains a number of forward-looking statements, including those contained in the preceding paragraph and the discussion of growth strategy above. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs, expenses, earnings and matters affecting its condition and operations. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained herein or therein to be materially inaccurate. Such factors include, without limitation, the following:

     o Dependence on Manufactured Housing. Shipments of manufactured housing have historically accounted for a substantial majority of the Company's operating revenues. Therefore, the Company's prospects are substantially dependent upon this industry, which is subject to broad production cycles. Currently, manufactured housing is experiencing an industry-wide decline in shipments, which is having an adverse impact on the Company's operating revenues and profitability.

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

     o Customer Contracts and Concentration. Historically, a majority of the Company's operating revenues have been derived under contracts with customers. Such contracts generally have one, two, or three year terms. There is no assurance that customers will agree to renew their contracts on acceptable terms or on terms as favorable as those currently in force. The Company's top ten customers have historically accounted for a majority of the Company's operating revenues. The loss of one or more of these significant customers could adversely affect the Company's results of operations. A number of the Company's major customers are experiencing financial difficulty as a result of the softness in the manufactured housing and recreational vehicle markets.

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

     o Risks of Acquisitions and Expansions. The Company has sought and will continue to seek favorable acquisition opportunities. Its strategic plans may also include the initiation of new services or products, either directly or through acquisition, within its existing business lines or which complement its business. There is no assurance that the Company will be able to identify favorable acquisition opportunities in the future. There is no assurance that the Company's future acquisitions will be successfully integrated into its operations or that they will prove to be profitable for the Company. Such changes could have a material adverse effect on the Company.

     o Seasonality and General Economic Conditions. The Company's operations have historically been seasonal, with generally higher operating revenues generated in the second and third quarters than in the first and fourth quarters. A smaller percentage of the Company's operating revenues are generated in the winter months in areas where weather conditions limit highway use. The seasonality of the Company's business may cause a significant variation in its quarterly operating results. Additionally, the Company's operations are affected by fluctuations in interest rates and the availability of credit to purchasers of manufactured homes and recreational vehicles, general economic conditions, and the availability and price of motor fuels.

     o Availability of Credit Facilities. The Company requires significant credit facilities from independent financial institutions to support its working capital needs and to provide letters of credit required by its insurance arrangements. The availability and sufficiency of such credit facilities depends on the Company's financial condition and operating performance, which is affected by the other factors described herein, as well as the willingness of lenders to provide credit support in the transportation and manufacturing housing sector.

Customers and Marketing

The Company's customers requiring delivery of manufactured homes, recreational vehicles, commercial trucks, and specialized vehicles are located in various parts of the United States. The Company's largest manufactured housing customers include Oakwood Homes Corporation, Fleetwood Enterprises, Inc., Champion Enterprises, Inc., Cavalier Homes, Inc., Clayton Homes, Inc., Four Seasons Housing, Inc., Scotsman, and Commodore Corporation. The Company's largest Driver Outsourcing customers include Winnebago Industries, Inc., Thor Industries, Inc., Damon Corporation and Utilimaster. The Company's largest Specialized Outsourcing Services customers include Fleetwood Enterprises, Inc., Keystone RV and North American Van Lines, Inc. While most manufacturers rely solely on carriers such as the Company, other manufacturers operate their own equipment and may employ outside carriers on a limited basis.

The Company's operating revenues are comprised primarily of linehaul revenues derived by multiplying the miles of a given shipment by the stated mileage rate. Operating revenues also include charges for permits, insurance, escorts and other items. A substantial portion of the Company's operating revenues are generated under one, two, or three-year contracts with producers of manufactured homes, recreational vehicles, and the other products. In these contracts, the manufacturers agree that a specific percentage (up to 100%) of their transportation service requirements from a particular location will be performed by the Company on the basis of a prescribed rate schedule, subject to certain adjustments to accommodate increases in the Company's transportation costs. Linehaul revenues generated under customer contracts in 2000, 1999 and 1998 were 69%, 71%, and 64% of total linehaul revenues, respectively.

The Company's ten largest customers all have been served for at least three years and accounted for approximately 67%, 68% and 69% of its linehaul revenues in 2000, 1999 and 1998, respectively. Linehaul revenues under contract with Fleetwood Enterprises, Inc. ("Fleetwood"), accounted for over 15% of linehaul revenues in 2000. Linehaul revenues with Oakwood Homes Corporation ("Oakwood") accounted for over 20% of linehaul revenues in 2000. The Fleetwood Manufactured Housing contract is continuous except that it may be terminated upon thirty (30) day written notice by either party if the other party has repeatedly failed to perform, persistently disregarded applicable laws or regulations, or otherwise committed a substantial violation of the contract. The Oakwood manufactured housing contract is renewed annually. The Company has been servicing Fleetwood for over 25 years and Oakwood for over ten years. Most contracts provide for scheduled rate increases based upon regional fuel prices. These increases are generally passed on to the independent owner-operators who purchase fuel.

The Company markets and sells its services through 74 locations in 28 states, concentrated where manufactured housing and recreational vehicle production facilities are located. Marketing support personnel are located both at the Company's Elkhart, Indiana headquarters and regionally. Dispatch offices are supervised by regional offices.

The Company has 22 dispatch offices each devoted primarily to a single customer facility. This allows the dispatching agent and local personnel to focus on the needs of each individual customer while remaining supported by the Company's nationwide operating structure. Sales personnel at regional offices and at the corporate headquarters meet periodically with manufacturers to review production schedules, requirements and maintain contact with customers' shipping personnel. Senior Management maintains personal contact with corporate officers of the Company's largest customers. Regional and terminal personnel also develop relationships with manufactured home park owners, retailers, finance companies and others to promote the Company's shipments of used manufactured homes. The Company also participates in industry trade shows throughout the country and advertises in trade magazines, newspapers, and telephone directories.

Independent Owner-Operators

The shipment of product by Manufactured Housing and Specialized Outsourcing Services is conducted by contracting for the use of the equipment of independent owner-operators.

Owner-operators are independent contractors who own toters, tractors or pick-up trucks, which they contract to, and operate for, the Company on a long-term basis. Independent owner-operators are not generally approved to transport commodities on their own in interstate or intrastate commerce. The Company, however, possesses such approvals and/or authorities (see Item 1. Business - Forward-Looking Discussion), and provides marketing, insurance, communication, administrative, and other support required for such transportation.

The Company attracts independent owner-operators mainly through field recruiters, trade magazines, referrals, and truck stop brochures. Recruitment and retention of qualified drivers is highly competitive and there can be no assurance that the Company will be able to attract a sufficient number of qualified, independent owner-operators in the future.

The contract between the Company and each owner-operator can be cancelled upon ten days' notice by either party. The weighted average length of service of the Company's current independent owner-operators is approximately 4.0 years in 2000 and 3.5 years in 1999. At December 31, 2000, 1,023 independent owner-operators were under contract to the Company, including 749 operating toters, 91 operating semi-tractors, and 183 operating pick-up trucks.

In Manufactured Housing, independent owner-operators utilizing toter equipment tend to exclusively transport manufactured homes. Once modified from a semi-tractor, a toter has limited applications for hauling general freight. Toter drivers are, therefore, unlikely to be engaged by transport firms that do not specialize in manufactured housing. This gives the Company an advantage in retaining toter independent owner-operators. The average tenure with the Company of its toter independent owner-operators is 4.7 years in 2000 compared to 3.9 years in 1999.

In Specialized Outsourcing Services, Morgan is competing with national carriers for the recruitment and retention of independent owner-operators who own semi-tractors. The average length of service of the Company's independent owner-operators is approximately 2.1 years in 2000, compared to 2.3 years in 1999. During 2000, the number of owner- operators providing services to Towaway declined, while the number of owner-operators driving pick-ups increased.

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

From time to time, tax authorities have sought to assert that independent owner-operators in the trucking industry are employees, rather than independent contractors. No such tax claims have been successfully made with respect to independent owner-operators of the Company. Under existing industry practice and interpretations of federal and state tax laws, as well as the Company's current method of operation, the Company believes that its independent owner-operators are not employees. Whether an owner-operator is an independent contractor or employee is, however, generally a fact-sensitive determination and the laws and their interpretations can vary from state to state. There can be no assurance that tax authorities will not successfully challenge this position, or that such tax laws or interpretations thereof will not change. If the independent owner-operators were determined to be employees, such determination could materially increase the Company's employment tax and workers' compensation exposure.

Driver Outsourcing

The Company utilizes both independent contractors and employees in its outsourcing operations. The Company outsources its over 1,410 drivers on a trip-by-trip basis for delivery to retailers and rental truck agencies, recreational and commercial vehicles, such as buses, tractors, and commercial vans. These individuals are recruited through driver recruiters, trade magazines, brochures, and referrals. Prospective drivers are required to possess at least a chauffeur's license and are encouraged to obtain a commercial driver's license. They must also meet and maintain compliance with requirements of the U.S. Department of Transportation and standards established by the Company. Outsourcing drivers are utilized as needed, depending on the Company's transportation volume and driver availability. Outsourcing drivers are paid on a per mile basis. The driver is responsible for most operating expenses, including fuel, return travel, lodging, and meals. The Company provides licenses, cargo and liability insurance, communications, sales, and administrative services.


Agents and Employees

The Company has approximately 83 terminal managers and assistant terminal managers who are involved directly with the management of equipment and drivers. Of these 83 staff, approximately 67 are full-time employees and the remainder are independent contractors who earn commissions. The terminal personnel are responsible for the Company's terminal operations including safety, customer relations, equipment assignment, and other matters. Because terminal personnel develop close relationships with the Company's customers and drivers, from time to time the Company has suffered a terminal personnel defection, following which the former staff has sought to exploit such relationships in competition with the Company. The Company does not expect that future defections, if any, would have a material affect on its operations. In addition to the terminal personnel, the Company employs approximately 190 full-time employees. The Company also has 5 full-time employee drivers in Manufactured Housing and 11 in Driver Outsourcing.

Seasonality

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. The Company's operating revenues, therefore, tend to be stronger in the second and third quarters.

Risk Management, Safety and Insurance

The risk of losses arising from traffic accidents is inherent in any transportation business. The Company carries personal injury and property damage insurance with a deductible of $250,000 per occurrence except for the period from April 1, 1998 to March 31, 1999, which had a deductible of $150,000. The Company has obtained, but has not activated a self-insurance authority for personal injury and property damage coverage of up to $1,000,000. The Company maintains cargo damage insurance with a deductible of $1,000,000 from April 1, 1999 to July 1, 2001, and $150,000 from April 1, 1998 to March 31, 1999, and
$250,000 for prior periods. The insurance policy for the period of April 1, 1998 to March 31, 1999 included a stop-loss provision. The frequency and severity of claims under the Company's liability insurance affects the cost and potentially the availability of such insurance. If the Company is required to pay substantially greater insurance premiums, or incurs substantial losses above its insurance coverage or below its deductibles, its results could be materially adversely affected. The Company continues to review its insurance programs, self-insurance limits and excess policy provisions. The Company believes that its current insurance coverage is adequate to cover its liability risks. There can be no assurance that the Company can continue to maintain its present insurance coverage on acceptable terms.

The following table sets forth information with respect to bodily injury, property damage, cargo claims, and automotive physical damage reserves for the years ended December 31, 2000, 1999, and 1998, respectively.

                             Claims Reserve History
                            Years Ended December 31,
                                  (in thousands)

                                 2000               1999               1998
                                 ----               ----               ----

Beginning Reserve Balance        $8,418             $8,108             $5,323
Provision for Claims              7,518              8,633              7,698
Payments, net                    (7,590)            (8,323)            (4,913)
                                 -------            -------            -------
Ending Reserve Balance           $8,346             $8,418             $8,108
                                 ======             ======             ======

The Company has driver recognition programs emphasizing safety to enhance the Company's overall safety record. In addition to periodic recognition for safe operations, the Company has implemented safe driving bonus programs. These plans generally reward drivers on an escalating rate per mile based upon the claim-free miles driven. The Company utilizes a field safety organization which places a dedicated safety officer at most regional centers. These individuals work towards improving safety by analyzing claims, identifying opportunities to reduce claims costs, implementing preventative programs to reduce the number of incidents, and promoting the exchange of information to educate others. The Company has a Director of Safety and D.O.T. Compliance and six (6) field safety managers.

Interstate makes available physical damage insurance coverage for the Company's independent owner-operators. Interstate also writes performance surety bonds for Morgan. The Company may also utilize its wholly-owned insurance subsidiary to secure business insurance for Morgan through re-insurance contracts.

Competition

All of the Company's activities are highly competitive. In addition to fleets operated by manufacturers, the Company competes with numerous small regional or local carriers and to a lesser extent with large national carriers. The Company's principal competitors in the Manufactured Housing and Specialized Outsourcing Services marketplaces are privately owned. No assurance can be given that the Company will be able to maintain its competitive position in the future.

Competition among carriers is based on the rate charged for services, quality of service, financial strength, and insurance coverage. The availability of tractor equipment and the possession of appropriate registration approvals permitting shipments between points required by the customer may also be influential.

Regulation

The Company's interstate operations (Morgan and TDI) are now subject to regulation by the Federal Motor Carrier Safety Administration ("FMCSA") which is an agency of the United States Department of Transportation ("D.O.T."). This jurisdiction was transferred to the D.O.T. with the enactment of the Interstate Commerce Commission Termination Act. Effective January 1, 1995, the economic regulation of certain intrastate operations by various state agencies was preempted by federal law. The states continue to have jurisdiction primarily to insure that carriers providing intrastate transportation services maintain required insurance coverage, comply with applicable safety regulations, and conform to regulations governing size and weight of shipments on state highways. Most states have adopted the Federal Motor Carrier safety regulations and actively enforce them in conjunction with D.O.T. personnel.

Motor carriers normally are required to obtain approval and/or authority from the FMCSA as well as various state agencies. Morgan is approved and/or holds authority to provide interstate and intrastate transportation services from, to, and between all points in the continental United States.

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

Interstate, the Company's insurance subsidiary, is an insurance company incorporated under Vermont law. It is required to report annually to the Vermont Department of Banking, Insurance, Securities, & Health Care Administration, and must submit to an examination by this Department on a triennial basis. Vermont regulations require Interstate to be audited annually and to have its loss reserves certified by an approved actuary. The Company believes Interstate is in substantial compliance with Vermont insurance regulations.

Finance, the Company's finance subsidiary, is incorporated under Indiana law. Finance is subject to Indiana's Equal Credit Opportunity Laws and other state and federal laws relating generally to fair financing practices.

Item 2.  PROPERTIES

The Company owns approximately 24 acres of land with improvements in Elkhart, Indiana. The improvements include a 23,000 square foot office building housing the Company's principal office and Manufactured Housing; a 7,000 square foot building housing Specialized Outsourcing Services; a 9,000 square foot building used for the Company's safety and driver service departments. Most of the Company's 74 locations are situated on leased property. The Company also owns and leases property for storage at various locations throughout the United States, usually in proximity to manufacturers of products moved by the Company. The property leases have term commitments of a minimum of thirty days and a maximum of three years, at monthly rentals ranging from $10 to $6,500. The following table summarizes the Company's owned real property.

         Property                           Property                 Approximate
         Location                          Description                 Acreage
         --------                          -----------                 -------
Elkhart, Indiana                    Corporate and
                                    Specialized Outsourcing Services     24
Wakarusa, Indiana                   Terminal and storage                  4
Middlebury, Indiana                 Terminal and storage                 13
Mocksville, North Carolina          Terminal and storage                  8
Edgerton, Ohio                      Terminal and storage                  2
Woodburn, Oregon                    Storage                               4
Woodburn, Oregon                    Region and storage                    1
Montevideo, Minnesota               Storage                               3

The following property is owned
   and is being held for sale:

Fort Worth, Texas                   Storage                               6

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

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the American Stock Exchange under the symbol MG. As of March 20, 2001, the approximate number of shareholders' of record of the Company's Class A common stock was 125. This figure does not include shareholders with shares held under beneficial ownership in nominee name or within clearinghouse position of brokerage firms and banks. The Class B common stock is held of record by Brighton Communications Corporation, a subsidiary of Lynch Interactive Corporation. The Company in the third quarter 2000 reduced the dividend rate. The Company did not declare a dividend in the fourth quarter of 2000. The Company's ability to pay dividends is limited by covenants with its senior lenders.

Market Price of Class A common stock:

                                       2000                     1999
Quarter Ended                  High        Low          High        Low
                               ----        ---          ----        ---

March 31                       $8.50      $5.38         $9.13      $6.63
June 30                         7.88       6.13          8.75       6.75
September 30                    7.25       5.25          9.88       7.00
December 31                     6.06       3.75          7.88       5.44


Dividends Declared:

                                  Class A                           Class B
                               Cash Dividends                    Cash Dividends
                               --------------                    --------------
Quarter Ended                  2000     1999                     2000     1999

March 31                       $0.02    $0.02                    $0.01    $0.01
June 30                         0.02     0.02                     0.01     0.01
September 30                    0.01     0.02                     0.005    0.01
December 31                     0.00     0.02                     0.00     0.01

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

THE MORGAN GROUP, INC. AND SUBSIDIARIES FINANCIAL HIGHLIGHTS

(Dollars in thousands, except share amounts)

                                                2000            1999           1998           1997          1996
                                                ----            ----           ----           ----          ----
Operations
  Operating Revenues                          $108,024         $145,629       $150,454      $146,154       $132,208
  Operating (Loss) Income  (1)                  (2,038)             550          2,007         1,015         (3,263)
  Pre-tax (Loss) Income  (1)                    (2,348)             212          1,462           296         (3,615)
  Net (Loss) Income  (1)                        (4,799)              19            903           196         (2,070)


Net (Loss) Income Per Share:
  Basic                                         ($1.96)           $0.01          $0.35         $0.07         ($0.77)
  Diluted                                       ($1.96)            0.01           0.35          0.07          (0.77)
  Cash Dividends Declared:
      Class A                                     0.05             0.08           0.08          0.08           0.08
      Class B                                    0.025             0.04           0.04          0.04           0.04

Financial Position
  Total Assets                                 $23,269          $32,264        $33,387       $33,135        $33,066
  Working Capital                                1,063            3,189          3,806         1,613          1,635
  Long-term Debt                                   288              965          1,480         2,513          4,206
  Shareholders' Equity                           7,201           12,092         13,221        12,724         13,104


Common Shares Outstanding at Year End
                                             2,448,157        2,448,157      2,554,085     2,637,910      2,685,520
Basic Weighted Average Shares
   Outstanding                               2,448,157        2,469,675      2,606,237     2,656,690      2,684,242


(1) Includes pre-tax special charges of $624,000 ($412,000 after-tax) and $3,500,000 ($2,100,000 after-tax) in 1997 and 1996, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in thousands)

Year 2000 Compared with 1999

Consolidated Results

The year 2000 was characterized by the continued downturn in manufactured housing production, which began in 1999. Industrial production of new manufactured homes decreased approximately 26% in 2000. The Company was also affected by the decline in activity in other vehicle markets the Company serves, namely recreational vehicles and large trailers. As a result of these declines, Morgan revenues decreased more than 25% from 1999 levels.

To combat this severe decline in revenues, the Company, in March 2000, instituted significant cost reduction initiatives in all areas with primary focus on staff reduction and consolidation of facilities. The effects of these initiatives were savings of $1.8 million in 2000. It is estimated that the effects of these initiatives will continue and will approximate savings of $3.2 million in 2001. In spite of these significant efforts, operating costs as a percentage of revenue were 102% for the year ended December 31, 2000, compared to 99% in the prior year, resulting in a loss from operations of $2.0 million.

Because of the existence of significant non-cash expenses, such as depreciation of fixed assets and amortization of intangible assets, the Company believes that EBITDA contributes to a better understanding of the Company's ability to satisfy its obligations and to utilize cash for other purposes. EBITDA should not be considered in isolation from or as a substitute for operating income, cash flow from operating activities, and other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles. The operating loss before interest, taxes, depreciation and amortization (EBITDA loss) was $971,000 in 2000, as compared to an EBITDA of $1.8 million in 1999.

In the fourth quarter 2000, the Company recorded non-cash charges of $3.2 million relating to the valuation of deferred tax assets. Because the Company has a cumulative loss in its three most recent fiscal years and is in default on its Credit Facility (see "Liquidity and Capital Resources" and Note 3 of the Notes to Consolidated Financial Statement), Management believes that with the technical provisions of Statement of Financial Accounting Standard No. 109, it would be inconsistent to rely on future taxable income to support realization of the deferred tax assets. For additional information concerning the provision for income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 5 of the Notes to Consolidated Financial Statements.

The net loss for 2000 was $4.8 million compared to net income of $19,000 in 1999.

Segment Results

The Company conducts its operations in four principal segments as discussed below. The following discussion sets forth certain information about the segment results.

Manufactured Housing

Manufactured Housing operating revenues are generated from providing transportation and logistical services to manufacturers of manufactured homes. Manufactured Housing operating revenues decreased 29% from 1999 to $70.6 million in 2000.

The Manufactured Housing industry as a whole continued to decline in 2000, with industry shipments down by 26%. Management believes that demand for Manufactured Housing in the near term will continue to be slow. The Company is highly dependent upon the manufactured housing industry generally and on certain major customers within that industry. Some of the Company's customers are financially stressed by continued weakness in the industry. The Company's unit deliveries in Manufactured Housing declined by 31% in 2000, indicating a loss of market share due primarily to competitive pricing pressures.

EBITDA decreased $4.5 million to $5.8 million due to the decrease in business. The decrease in business was partially offset by the Company's ability to contain its cost. The Company closed some terminals due to plant closures and consolidated terminals in other areas to serve the needs of more than one customer from a single location.

The Company in Manufactured Housing is focusing on large national contracts. The Company in 2001 has obtained significant additional contracts with Fleetwood and Clayton Homes, Inc. Management will continue to pursue these efforts.

Driver Outsourcing

Driver Outsourcing provides outsourcing transportation services primarily to manufacturers of recreational vehicles, commercial trucks and other specialized vehicles. Driver Outsourcing operating revenues decreased 10% in 2000 to $20.9 million. The decrease was primarily the result of softness in the recreational vehicle market. However, Driver Outsourcing EBITDA increased $900,000 to $1.3 million from improved operating efficiencies, consolidations and other reductions in overhead costs.

Specialized Outsourcing Services

Specialized Outsourcing Services consists of delivering large trailers, travel and other small trailers. The Company discontinued a specialized transport service ("Decking") in 2000. Operating revenues decreased 28% to $15.3 million in 2000. This decrease was primarily caused by a reduction in available drivers and discontinuing the Decking deliveries. Specialized Outsourcing Services incurred an EBITDA loss of $140,000 in 2000 compared to an EBITDA of $469,000 in 1999. This loss was caused primarily by the reduction in the delivery of large trailers and Decking partially offset by improved operating efficiencies and overhead cost reductions.

Insurance/Finance

The Company's Insurance/Finance segment provides insurance and financing services to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all bodily injury, property damage and cargo loss costs are captured.

Insurance/Finance operating revenues decreased $1.0 million to $2.9 million in 2000 reflecting a decrease in owner-operator insurance premiums relating to the decline in the manufactured housing industry. However, Insurance/Finance EBITDA loss decreased $2.2 million to $6.8 million due to improved bodily injury, property damage and cargo loss claims experience. The deductible for personal injury and property damage is $250,000 per occurrence. The cargo deductible is $1,000,000, accordingly, the Company is essentially self-insured for cargo losses.

As a part of continuing efforts to contain claims expense, the Company is expanding its safety awareness as well as formal safety training efforts among both owner-operators and terminal personnel. Cargo claims as a percent of operating revenue decreased from 2.3% in 1999 to 1.9% in 2000. Similarly, bodily injury and property damage claims decreased from 3.6% to 3.3% of operating revenue. Management believes that the Company's focus on driver safety is having, and may continue to have, a favorable impact.

During 2001, the Company's insurance programs are to be renewed. Based on current insurance market conditions, the Company expects significant increases in premium expense. The Company plans to pass increased premium expense to customers through increased rates.

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

Manufactured Housing

Manufactured Housing operating revenues began decreasing in the second quarter; and ended the year at $99.5 million, or a 6% reduction from 1998. In spite of this reduction, EBITDA for 1999 ended at $10.3 million compared to $10.8 million for 1998 because of cost reduction measures instituted by Management that largely mitigated the revenue decline.

Driver Outsourcing

The Driver Outsourcing segment of the business demonstrated good growth in 1999. Operating revenues increased 18% to $23.4 million in 1999 while EBITDA increased by $301,000. However, high driver recruiting and other overhead costs continued to depress the profitability of this segment in 1999.

Specialized Outsourcing Services

Specialized Outsourcing Services operating revenues decreased 8% to $21.2 million in 1999. This decrease was primarily the result of changes in the customer base and a reduction in available drivers. Specialized Outsourcing Services EBITDA decreased $542,000 primarily on the lower volume and increased overhead costs associated with large trailer delivery.

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

Liquidity and Capital Resources

Operating activities used $0.9 million of cash in 2000 compared to a $4.9 million cash generation in 1999. The 2000 net loss and reductions in working capital liabilities was partially offset by the deferred tax assets valuation reserve and by reductions in trade accounts receivable and other working capital assets. The Company has recorded an income tax receivable of $499,000 as of December 31, 2000 as it intends to file for tax refunds based on prior year payments. Trade accounts receivable decreased $2.4 million primarily due to the decline in operating revenue. Day's sales outstanding ("DSO") increased to 33 days at December 31, 2000 as compared to 28 days at December 31, 1999.

The investment in property and equipment decreased in 2000 to $106,000 with expenditures for an optical scanning system and other new information systems. The 2001 capital expenditure plan approximates $650,000 but is dependent upon the Company achieving a higher operating revenue level.

At December 31, 2000, the Company had a $7.7 million revolving credit facility ("Credit Facility"), with a $6.7 million letter of credit sub-limit. At December 31, 2000, the Company had no outstanding debt under its Credit Facility, and $6.6 million of letters of credit were outstanding under the Credit Facility. Letters of credit are required for self-insurance retention reserves and other corporate needs.

The Credit Facility matured on January 28, 2001, at which time the Company had no outstanding debt and $6.6 million outstanding letters of credit. As a result of the Credit Facility not being renewed, the Company has a payment default and the financial institution has the right to demand cash to meet outstanding obligations under the letters of credit. The bank has discretion as to whether to make any loans or issue additional letters of credit for the Company.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is actively seeking alternative financial institutions to replace the existing Credit Facility as well as seeking additional capital resources. Currently, negotiations are being held with several financial institutions regarding a replacement facility. In connection with these potential replacement facilities, the Company is anticipating raising equity capital up to $3.0 million. The Company has engaged in discussions with its principal shareholder, Lynch Interactive, regarding these matters. Based on preliminary discussions, Lynch Interactive has expressed interest in providing a portion of the capital support the Company will require, but no terms have been agreed upon. The Company expects to seek to raise the equity capital it will require from Lynch Interactive, other stockholders, or, if necessary, privately from other sources. The Company's ability to continue as a going concern is dependent upon its ability to successfully maintain its financing arrangements and to comply with the terms thereof. However, although no assurances can be given, management remains confident that the Company will be able to continue operating as a going concern.

The Company's excess and primary insurance arrangements are to be renewed in 2001. While Management expects such arrangements to be renewed, the terms of such renewed arrangements are difficult to predict and may result in a significant increase in premium expense or the assumption of additional risks. The annual premium for the excess insurance arrangements is expected to increase by $500,000 to $600,000. Such renewed arrangements may also require the Company to increase letters of credit in respect to its first loss exposure under such arrangements. The terms of the present credit facility may not be sufficient to provide for such additional letters of credit, and depending on the Company's performance, the lender may not agree to expand the facility to provide such letters of credit. In that event, it is Management's current expectation that it would negotiate with its carriers to accept lower letter of credit requirements in exchange for higher premiums. Management plans to seek to pass through additional premium costs to customers. To the extent it is unable to do so, additional premium costs will increase working capital requirements and reduce profitability.

Subject to the forgoing discussion, assuming the Company receives anticipated equity as described above, Management believes that internally generated funds together with such additional equity and resources available under the credit facility will be sufficient to provide for the Company's capital and liquidity requirements during 2001.

The Company in 2000 declared Class A dividends of $.05 per share and Class B dividends of $.025 per share through the first three quarters. No dividends were declared in the fourth quarter. Payment of dividends is within the discretion of the board of directors. Payment of future dividends will be dependent upon, among other things, earnings, debt covenants, future growth plans, legal restrictions, and the financial condition of the Company.

The Company had minimal exposure to interest rates as of December 31, 2000, as substantially all of its outstanding long-term debt bears fixed rates. The Credit Facility mentioned above bears variable interest rates based on either a Federal Funds rate or the Eurodollar rate. Accordingly, borrowings under the Credit Facility have exposure to changes in interest rates.

Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company, currently, is not using any fuel hedging instruments.

Inflation

Most of the Company's expenses are affected by inflation, which generally results in increased costs. During 2000, the effect of inflation on the Company's results of operation was minimal.

The transportation industry is dependent upon the availability and cost of fuel. Although fuel costs are paid by the Company's owner-operators, increases in fuel prices may have significant adverse effects on the Company's operations for various reasons. Since fuel costs vary between regions, drivers may become more selective as to regions in which they will transport goods resulting in diminished driver availability. Also, the Company would experience adverse effects during the time period from when fuel costs begin to increase until the time when scheduled rate increases to customers are enacted. Increases in fuel prices may also affect the sale of recreational vehicles by making the purchase less attractive to consumers. A decrease in the sale of recreational vehicles would be accompanied by a decrease in the transportation of recreational vehicles and a decrease in the need for Driver Outsourcing services.



Impact of Seasonality

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. The Company's operating revenues, therefore, tend to be stronger in the second and third quarters.

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or the future financial performance of the Company appear in the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of the Company, including, without limitation, statements relating to the Company's goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) dependence on the Manufactured Housing industry; (2) costs of accident claims and insurance; (3) customer contracts and concentration; (4) the competition for qualified drivers; (5) independent contractors and labor matters; (6) risks of acquisitions; (7) seasonality and general economic conditions; (8) availability and sufficiency of credit facilities; (9) potential inability to raise sufficient equity capital; and (10) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. See Item 1. Business - Forward-Looking Discussion.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A of Form 10-K appears in Item 7 of this report under the heading "Liquidity and Capital Resources" and is incorporated herein by this reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                     The Morgan Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)

                                                            December 31
                                                       2000             1999
                                                       ----             ----
ASSETS
Current assets:
   Cash and cash equivalents                         $ 2,092           $ 3,847
   Trade accounts receivable, less allowances
      of $248 in 2000 and $313 in 1999                 7,748            10,130
   Accounts receivable, other                            133               313
   Refundable taxes                                      499                --
   Prepaid expenses and other current assets           1,147             1,960
   Deferred income taxes                                 319             1,475
                                                     -------           -------
Total current assets                                  11,938            17,725
                                                     -------           -------

Property and equipment, net                            3,688             4,309
Intangible assets, net                                 6,727             7,361
Deferred income taxes                                    282             2,172
Other assets                                             634               697
                                                     -------           -------
Total assets                                         $23,269           $32,264
                                                     =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                            $ 2,373           $ 3,907
   Accrued liabilities                                 3,704             4,852
   Income taxes payable                                   --               278
   Accrued claims payable                              3,224             3,071
   Refundable deposits                                 1,357             1,752
   Current portion of long-term debt and capital
     lease obligations                                   217              676
                                                     -------           -------
Total current liabilities                             10,875            14,536
                                                     -------           -------

Long-term debt and capital lease obligations, less
  current portion                                         71               289
Long-term accrued claims payable                       5,122             5,347
Commitments and contingencies                             --                --

Shareholders' equity:
   Common stock, $.015 par value:
      Class A: Authorized shares - 7,500,000
      Issued shares - 1,607,303                           23                23

      Class B: Authorized shares - 2,500,000
      Issued and outstanding shares - 1,200,000           18                18
   Additional paid-in capital                         12,459            12,459
   Retained (deficit) earnings                        (2,116)            2,775
                                                     -------           -------
Total capital and retained earnings                   10,384            15,275

Less - treasury stock at cost (359,146 Class A
  Shares in 2000 and 1999)                            (3,183)           (3,183)
                                                     -------           -------
Total shareholders' equity                             7,201            12,092
                                                     -------           -------
Total liabilities and shareholders' equity           $23,269           $32,264
                                                     =======           =======
See accompanying notes.

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (Dollars in thousands, except share amounts)


                                                             For the year ended December 31
                                                           2000             1999              1998
                                                           ----             ----              ----

Operating revenues                                      $ 108,024         $ 145,629        $ 150,454

Costs and expenses:
   Operating costs                                         99,552           133,774          136,963
   Selling, general and administration                      9,443            10,090           10,254
   Depreciation and amortization                            1,067             1,215            1,230
                                                        ---------         ---------        ---------
                                                          110,062           145,079          148,447
                                                        ---------         ---------        ---------

Operating (loss) income                                    (2,038)              550            2,007
Interest expense, net                                         310               338              545
                                                        ---------         ---------        ---------
(Loss) income before income taxes                          (2,348)              212            1,462

Income tax expense                                          2,451               193              559
                                                        ----------        ---------        ---------
Net (loss) income                                         ($4,799)        $      19        $     903
                                                        ==========        =========        =========

Net (loss) income per basic and diluted share              ($1.96)        $    0.01        $    0.35
                                                        ==========        =========        =========


Basic weighted average shares outstanding               2,448,157         2,469,675        2,606,237
                                                        =========         =========        =========

See accompanying notes.

                     The Morgan Group, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                (Dollars in thousands, except per share amounts)


                                             Class A      Class B    Additional                              Retained
                                             Common       Common       Paid-in      Officer    Treasury      (Deficit)
                                              Stock        Stock       Capital       Loan        Stock       Earnings      Total
                                              -----        -----       -------       ----        -----       --------      -----

Balance at December 31, 1997                   $23         $ 18        $ 12,453     $ (504)    $ (1,426)     $ 2,160      $ 12,724
   Net income                                   --           --              --         --           --          903           903
   Purchase of treasury stock                   --           --              --        504         (813)          --          (309)
   Common stock dividends:
      Class A ($.08 per share)                  --           --              --         --           --         (117)         (117)
      Class B ($.04 per share)                  --           --              --         --           --          (48)          (48)
   Options exercised                            --           --               6         --           62           --            68
                                              -----       ------       --------     ------     --------      -------      --------
Balance at December 31, 1998                   $23         $ 18        $ 12,459     $   --     $ (2,177)     $ 2,898      $ 13,221
   Net income                                   --           --              --         --           --           19            19
   Purchase of treasury stock                   --           --              --         --       (1,006)          --        (1,006)
   Common stock dividends:
      Class A ($.08 per share)                  --           --              --         --           --          (94)          (94)
      Class B ($.04 per share)                  --           --              --         --           --          (48)          (48)
                                              -----       ------       --------     ------     --------      -------      --------
Balance at December 31, 1999                   $23         $ 18        $ 12,459     $   --     $ (3,183)     $ 2,775      $ 12,092
   Net loss                                     --           --              --         --           --       (4,799)       (4,799)
   Common stock dividends:
      Class A ($.05 per share)                  --           --              --         --           --          (62)          (62)
      Class B ($.025 per share)                 --           --              --         --           --          (30)          (30)
                                              -----       ------       --------     ------     --------      -------      --------
Balance at December 31, 2000                   $23         $ 18        $ 12,459     $   --     $ (3,183)     $(2,116)     $  7,201
                                              =====       ======       ========     ======     ========      =======      ========

See accompanying notes.

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                                                                      For the year ended December 31
                                                                                  2000             1999              1998
                                                                                  ----             ----              ----
Operating activities:
Net (loss) income                                                               $(4,799)           $  19            $   903
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
        Depreciation and amortization                                             1,067            1,215              1,246
        Deferred income taxes                                                     3,046             (420)              (713)
        Loss on disposal of property and equipment                                  292              101                 20

Changes in operating assets and liabilities:
        Trade accounts receivable                                                 2,382             2,058             1,174
        Other accounts receivable                                                   180              901             (1,088)
        Refundable taxes                                                           (499)              --                 --
        Prepaid expenses and other current assets                                   813              507                139
        Other assets                                                                 63              (43)               810
        Trade accounts payable                                                   (1,534)            (397)               207
        Accrued liabilities                                                      (1,148)           1,286               (612)
        Income taxes payable                                                       (278)            (600)               489
        Accrued claims payable                                                      (72)             310              2,785
        Refundable deposits                                                        (395)             (78)               164
                                                                                --------          -------            -------
        Net cash (used in) provided by operating activities                        (882)           4,859              5,524

Investing activities:
        Purchases of property and equipment                                        (106)            (811)              (585)
        Proceeds from sale of property and equipment                                  2                7                 88
        Business acquisitions                                                        --              (35)              (228)
                                                                                --------          -------            -------
Net cash used in investing activities                                              (104)            (839)              (725)

Financing activities:
        Principle payments on long-term debt                                       (677)            (664)            (3,418)
        Proceeds from long-term debt                                                 --              149                135
        Purchase of treasury stock, net of officer loan of $504                      --           (1,006)              (309)
        in 1998
        Proceeds from exercise of stock options                                      --               --                 68
        Common stock dividends paid                                                 (92)            (142)              (165)
                                                                                --------          -------            -------
        Net cash used in financing activities                                      (769)          (1,663)            (3,689)
                                                                                --------          -------            -------

Net (decrease) increase in cash and cash equivalents                             (1,755)           2,357              1,110

Cash and cash equivalents at beginning of period                                  3,847            1,490                380
                                                                                --------          -------            -------

Cash and cash equivalents at end of period                                      $ 2,092           $3,847            $ 1,490
                                                                                ========          =======           ========

Cash payments for interest were $379,000 in 2000, $406,000 in 1999 and $566,000 in 1998.

See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Morgan Group, Inc. ("Company"), through its wholly owned subsidiaries, Morgan Drive Away, Inc. ("Morgan") and TDI, Inc. ("TDI"), provides outsourced transportation and logistical services to the manufactured housing and recreational vehicle industries and is a leading provider of delivery services to the commercial truck and trailer industries in the United States. Lynch Interactive Corporation and its wholly owned subsidiaries ("Lynch Interactive") owns all of the 1,200,000 shares of the Company's Class B common stock and 161,100 shares of the Company's Class A common stock, which in the aggregate represents 70% of the combined voting power of the combined classes of the Company's common stock.

The Company's other significant wholly owned subsidiaries are Interstate Indemnity Company ("Interstate") and Morgan Finance, Inc. ("Finance"), which provide insurance and financial services to its owner-operators.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

Operating Revenues and Expense Recognition

Operating revenues and related driver pay are recognized when movement of the product is completed. Other operating expenses are recognized when incurred.

Cash Equivalents

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of customer receivables. As discussed in Note 9, two customers represent 33% of total customer receivables. The remaining credit risk is generally diversified due to the large number of entities comprising the Company's remaining customer base and their dispersion across many different industries and geographic regions. As noted on the consolidated balance sheets, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

Property and Equipment

Property and equipment is stated at cost. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

                    Buildings                                 25 years
                    Transportation Equipment                  3 to 5 years
                    Office and Service Equipment              3 to 8 years

Intangible Assets

Intangible assets are comprised primarily of goodwill, which is stated at the excess of purchase price over net asset acquired, net of accumulated amortization of $4,181,000 and $3,547,000 at December 31, 2000 and 1999,
respectively. Intangible assets are being amortized by the straight-line method over their estimated useful lives, which range from three to forty years.

Impairment of Assets

The Company periodically assesses the net realizable value of its long-lived assets, including intangibles, and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held and used, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount.

Insurance and Claim Reserves

Claims and insurance accruals reflect the estimated ultimate cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers' compensation, long-term disability and group health not covered by insurance. These costs are charged to operating costs.

Stock-Based Compensation

Stock based compensation expense for the Company's employee stock option plan is recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Consistent with APB 25, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized.

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

Fair Values of Financial Instruments

At December 31, 2000 and 1999, the carrying value of financial instruments such as cash and cash equivalents, trade and other receivables, trade payables and long-term debt approximate their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

Comprehensive Income

There were no items of comprehensive income for the years presented, as defined under SFAS No. 130, "Reporting Comprehensive Income". Accordingly, comprehensive income is equal to net income.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 2000. Under the statement, all derivatives will be required to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Under the statement, any ineffective portion of a derivative's change in fair value must be immediately recognized in earnings. The Company has evaluated the effect of SFAS No. 133 and determined that the adoption of SFAS No. 133 will have no effect on the earnings and financial position of the Company.

2.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

                                                         December 31
                                                       2000         1999
                                                       ----         ----

Land                                                  $  873       $  873
Buildings                                              2,186        2,241
Transportation equipment                                 146          419
Office and service equipment                           2,288        3,491
                                                       -----        -----
                                                       5,493        7,024
Less accumulated depreciation                          1,805        2,715
                                                       -----        -----
Property and equipment, net                           $3,688       $4,309
                                                      ======       ======

Depreciation expense was $433,000, $511,000 and $581,000 for 2000, 1999 and
1998, respectively.

3.  INDEBTEDNESS

At December 31, 2000, the Company had a $7.7 million revolving credit facility ("Credit Facility"), with a $6.7 million letter of credit sub-limit. The Credit Facility bears interest at the Company's option, on either the applicable Eurodollar Rate Margin or the applicable Base Rate Margin, all of which are adjusted over the term of the Credit Facility. Total borrowings and outstanding letters of credit are limited to qualified trade accounts receivable, qualified in-transit amounts, contractor loans, and qualified investments. The Credit Facility contains financial covenants, the most restrictive of which are a cash flow coverage ratio, interest expense coverage ratio, and minimum net income. At December 31, 2000, the Company had no outstanding debt under its Credit Facility, and $6.6 million of letters of credit were outstanding under the Credit Facility. Letters of credit are required for self-insurance retention reserves and other corporate needs.

The Credit Facility matured on January 28, 2001, at which time the Company had no outstanding debt and $6.6 million outstanding letters of credit. The Company was in default of the financial covenants, resulting in the bank failing to renew the Credit Facility. As a result of the Credit Facility not being renewed, the Company has a payment default and the financial institution has the right to demand cash to meet outstanding obligations under the letters of credit. The bank has discretion as to whether to make any loans or issue additional letters of credit for the Company.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is actively seeking alternative financial institutions to replace the existing Credit Facility as well as seeking additional capital resources. Currently, negotiations are being held with several financial institutions regarding a replacement facility. In connection with these potential replacement facilities, the Company is anticipating raising equity capital up to $3.0 million. The Company has engaged in discussions with its principal shareholder, Lynch Interactive, regarding these matters. Based on preliminary discussions, Lynch Interactive has expressed interest in providing a portion of the capital support the Company will require, but no terms have been agreed upon. The Company expects to seek to raise the equity capital it will require from Lynch Interactive, other stockholders, or, if necessary, privately from other sources. The Company's ability to continue as a going concern is dependent upon its ability to successfully maintain its financing arrangements and to comply with the terms thereof. However, although no assurances can be given, management remains confident that the Company will be able to continue operating as a going concern.

Long-term debt and capital lease obligations consisted of the following (in thousands):
                                                                                       December 31
                                                                                   2000          1999
                                                                                   ----          ----
Promissory notes with imputed interest rates from 6.31% to 10.0%, principal
   and interest payments due from monthly to annually, through June 30, 2002       $242          $837
Term note and capital leases with imputed interest rates of 8.25% to 11.04%
   with principal and interest payments due monthly through April 26, 2002           46           128
                                                                                   ----           ---
                                                                                    288           965
Less current portion                                                                217           676
                                                                                    ---           ---
Long-term debt and capital lease obligations, net                                  $ 71          $289
                                                                                   ====          ====

Maturities on long-term debt are $217,000 in 2001 and $71,000 in 2002.

4.   LEASES

Future minimum annual operating lease payments as of December 31, 2000, are as follows (in thousands):

                                                 Operating
                                                  Leases
                                                  ------
      2001                                       $  641
      2002                                          173
      2003                                           60
      2004                                           11
      2005                                            1
                                                 ------
      Total minimum lease payments               $  886
                                                 ======

Aggregate expense under operating leases approximated $1,672,000, $2,115,000, and $2,578,000 for 2000, 1999 and 1998, respectively.

5.   INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The income tax provisions (benefits) are summarized as follows (in thousands):
                                           For the Year Ended December 31
                                          2000           1999            1998
                                          ----           ----            ----
     Current:
        State                            $    -           $ 98          $  201
        Federal                            (595)           515           1,071
                                         -------         -----          ------
                                           (595)           613           1,272
     Deferred:
        State                               488            (67)           (203)
        Federal                           2,558           (353)           (510)
                                         -------         ------         -------
                                          3,046           (420)           (713)
                                         -------         ------         -------
                                         $2,451          $ 193          $  559
                                         =======         ======         =======

Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                           December 31
                                                        2000          1999
                                                        ----          ----
Deferred tax assets:
   Accrued insurance claims                            $3,323        $3,232
   Special charges and accrued expenses                   367           487
   Depreciation                                           199           163
   Other                                                  84            125
                                                       ------        ------
                                                        3,973         4,007
Deferred tax liabilities:
   Prepaid expenses                                      (184)         (360)
                                                       -------       -------
                                                         (184)         (360)
                                                       -------       -------
                                                       $3,789        $3,647

Valuation allowance for deferred tax assets           ($3,188)           --
                                                       ------        ------
                                                       $  601        $3,647
                                                       ======        ======


A reconciliation of the income tax provisions and the amounts computed by applying the statutory federal income tax rate to income before income taxes follows (in thousands):

                                                  For the Year Ended December 31
                                                 2000         1999         1998
                                                 ----         ----         ----
Income tax provision (benefits) at
   federal statutory rate                       $(772)        $ 72         $497
State income tax (benefit), net of
   federal tax benefit                            (44)          20           48
Changes in estimated
   state tax rates on
   beginning temporary differences                 --           --          (70)
Change in Valuation Allowance                   3,188           --           --
Permanent differences                              79          101           84
                                               -------        ----           --
                                               $2,451         $193         $559
                                               =======        ====         ====

Net cash payments for income taxes were $181,000, $1,205,000 and $810,000 in 2000, 1999 and 1998, respectively.

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary differences become deductible. A valuation allowance of $3,188,000 was recorded in 2000 to reduce the deferred tax asset as the Company has experienced cumulative losses for financial reporting for the last three years. Management considered, in reaching the conclusion on the required valuation allowance, given the cumulative losses, combined with the current default on its Credit Facility, that it would be inconsistent with applicable accounting rules to rely on future taxable income to support full realization of the deferred tax assets. Accordingly, the remaining deferred tax assets of $601,000 relate to federal income tax carrybacks available to the Company.


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

The Company's Board of Directors has approved the purchase of up to 250,000 shares of Class A Common Stock for its Treasury at various dates and market prices. During the year ended December 31, 2000, the Company did not repurchase any shares under this plan. As of December 31, 2000, 186,618 shares had been repurchased at prices between $6.875 and $11.375 per share for a total of $1,561,000 under this plan.

In March 1999, the Company repurchased 102,528 shares of Class A stock in a Dutch Auction for $985,000, which includes $62,000 of fees and expenses associated with the transaction.

In July 1998, the Company purchased 70,000 shares of Class A stock from a former officer for $637,000 under a special stock purchase approved by the Board of Directors.

7.  STOCK OPTION PLAN AND BENEFIT PLAN

The Company has an incentive stock option plan which provides for the granting of incentive or non-qualified stock options to purchase up to 200,000 shares of Class A common stock to directors, officers, and other key employees. No options may be granted under this plan for less than the fair market value of the common stock at the date of the grant. Although the exercise period is determined when options are actually granted, an option shall not be exercised later than ten years and one day after it is granted. Stock options granted will terminate if the grantee's employment terminates prior to exercise for reasons other than retirement, death, or disability. Stock options vest over a four-year period pursuant to the terms of the plan, except for stock options granted to a non-employee director, which are immediately vested. Employees and non-employee directors have been granted non-qualified stock options to purchase 96,375 and 32,000 shares, respectively, of Class A common stock, net of cancellations and shares exercised. There are 63,250 options reserved for future issuance.

In January 2000, the President and Chief Executive Officer entered into a special stock option plan and agreement with the Company which provides for the granting of options to purchase 120,000 shares of Class A Common Stock in three separate installments. The first installment is for 40,000 shares at an exercise price of $5.625, exercisable 6 months from the date of the agreement. The second installment is for 40,000 shares at an exercise price of $7.625, exercisable 18 months after the date of the agreement. The third installment is for 40,000 shares at an exercise price of $9.625, exercisable 30 months after the date of the agreement. The options granted under this stock option plan and agreement are not granted pursuant to the Incentive Stock Option Plan described above; but they are subject to the same general terms and conditions of the Incentive Stock Option Plan.

A summary of the Company's stock option activity and related information follows:

                                                                        Year Ended December 31

                                              2000                               1999                               1998
                                              ----                               ----                               ----
                                                 Weighted                            Weighted                           Weighted
                                                 Average                             Average                            Average
                                    Options      Exercise              Options       Exercise             Options       Exercise
                                    (000)        Price                 (000)         Price                (000)         Price
                                    -----        -----                 -----         -----                -----         -----

Outstanding at beginning of year    181          $8.23                 170           $8.28                167           $8.32
Granted                             120           7.63                  11            7.52                 23            8.11
Exercised                            --             --                  --              --                 (7)           8.25
Canceled                            (53)          7.79                  --              --                (13)           8.59
                                    ----         -----                 ---           -----                ----           ----



Outstanding at end of year          128          $8.42                 181           $8.23                170           $8.28
                                    ===          =====                 ===           -----                ===           =====

Exercisable at end of year          124          $8.41                 149           $8.31                124           $8.42
                                    ===          =====                 ===           =====                ===           =====

Exercise prices for options outstanding as of December 31, 2000, ranged from $6.80 to $10.19. The weighted-average remaining contractual life of those options is 4.6 years. The weighted-average fair value of options granted during each year was immaterial.

The following pro forma  information  regarding net income (loss) and net income
(loss) per share is required when APB 25 accounting is elected, and was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation." The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: dividend yield of 0.1%; expected life of 10 years; expected volatility of .596 in 2000 and .316 in 1999 and .250 in 1998, and a risk-free interest rate of 6.5% in 2000 and 5.0% in 1999 and 6.0% in 1998. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the option's vesting periods (in thousands except for per share information):
                                        2000            1999           1998
                                        ----            ----           ----
Net (loss) income:
  As reported                          ($4,799)        $  19          $ 903
  Pro forma                            ($5,024)          (24)           861

Diluted (loss) earnings per share:
  As reported                           ($1.96)        $0.01          $0.35
  Pro forma                             ($2.05)        (0.01)          0.33


During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock options granted after the 1995 fiscal year only. Therefore, the pro forma amounts for compensation cost may not be indicative of the effects on pro forma net income and pro forma net income per share for future years.

The Company has a 401(k) Savings Plan covering substantially all employees, which matches 25% of the employee contributions up to a designated amount. The Company's contributions to the Plan for 2000, 1999 and 1998 were $18,000, $23,000 and $29,000, respectively.

8.  TRANSACTIONS WITH LYNCH INTERACTIVE CORPORATION

The Company has paid Lynch Interactive Corporation ("Lynch Interactive") an annual service fee of $100,000 for executive, financial and accounting, planning, budgeting, tax, legal, and insurance services. Additionally, Lynch Interactive charges the Company for officers' and directors' liability insurance, which totaled $20,000 in 2000, and $16,000 in 1999 and 1998.

The Company's Class A and Class B common stock owned by Lynch Interactive is pledged to secure a Lynch Interactive line of credit.

9.  SEGMENT REPORTING

Description of Services by Segment

The Company operates in four business segments: manufactured housing, driver outsourcing, specialized outsourcing services, and insurance and finance. The manufactured housing segment primarily provides specialized transportation to companies which produce new manufactured homes and modular homes through a network of terminals located in twenty-eight states. The driver outsourcing segment provides outsourcing transportation primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in six states. The specialized outsourcing services segment consists of a large trailer, travel and small trailer delivery and another Specialized Service "Decking" (discontinued in 2000). The last segment, insurance and finance, provides insurance and financing to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all property damage and bodily injury and cargo costs are captured. The Company's segments are strategic business units that offer different services and are managed separately based on the differences in these services.

The driver outsourcing segment and the specialized outsourcing services were reported as one segment titled "SOS" in 1998. The year of 1998 has been restated to show corresponding segment information.


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

The  following  table  presents  the  financial  information  for the  Company's reportable segments for the years ended December 31 (in thousands):
                                                       2000              1999             1998
                                                       ----              ----             ----
    Operating revenues
         Manufactured Housing                        $ 70,631          $ 99,491         $ 106,145
         Driver Outsourcing                            20,939            23,351            19,710
         Specialized Outsourcing Services              15,260            21,172            23,064
         Insurance and Finance                          2,933             3,958             4,072
         All Other                                         (3)              148                48
                                                     --------          --------         ---------
                                                      109,760           148,120           153,039
    Total intersegment insurance revenues              (1,736)           (2,491)           (2,585)
                                                     --------          --------         ---------
    Total operating revenues                         $108,024          $145,629         $ 150,454
                                                     ========          ========         =========

    Segment (loss) profit - EBITDA
         Manufactured Housing                         $ 5,784          $ 10,265         $  10,836
         Driver Outsourcing                             1,324               416               115
         Specialized Outsourcing Services                (140)              469             1,011
         Insurance and Finance                         (6,765)           (9,058)           (8,358)
         All Other                                     (1,174)             (327)             (367)
                                                     --------          --------         ---------
                                                         (971)            1,765             3,237
    Depreciation and amortization                      (1,067)           (1,215)           (1,230)
    Interest expense                                     (310)             (338)             (545)
                                                     --------          --------         ---------
    (Loss) income before taxes                       $( 2,348)         $    212         $   1,462
                                                     ========          ========         =========
    Identifiable assets
         Manufactured Housing                        $ 11,255          $ 16,956         $  18,764
         Driver Outsourcing                             4,561             5,438             6,055
         Specialized Outsourcing Services               2,078             2,724             3,015
         Insurance and Finance                          1,433             1,801             1,864
         All Other                                      3,942             5,345             3,689
                                                     --------          --------         ---------
         Total                                       $ 23,269          $ 32,264         $  33,387
                                                     ========          ========         =========

A majority of the Company's accounts receivable are due from companies in the manufactured housing, recreational vehicle, and commercial truck and trailer industries located throughout the United States. Services provided to Oakwood Homes Corporation accounted for approximately $22.5 million, $28.8 million and $31.8 million of revenues in 2000, 1999 and 1998, respectively. The Company's gross accounts receivables from Oakwood were 23% and 16% of total receivables at December 31, 2000 and 1999, respectively. In addition, Fleetwood Enterprises, Inc., accounted for approximately $16.9 million, $23.9 million and $26.0 million, of revenues in 2000, 1999 and 1998, respectively. The Company's gross accounts receivables from Fleetwood were 10% and 17% of total receivables at December 31, 2000 and 1999, respectively.

10.  OPERATING COSTS AND EXPENSES (in thousands)
                                            2000          1999          1998
                                            ----          ----          ----
Purchased transportation costs           $75,411       $ 101,046      $103,820
Operating supplies and expenses           10,826          13,559        14,092
Claims                                     5,658           8,633         7,698
Insurance                                  2,733           3,178         3,375
Operating taxes and licenses               4,924           7,358         7,978
                                         -------       ---------      --------
                                         $99,552       $ 133,774      $136,963
                                         =======       =========      ========

11.  COMMITMENTS AND CONTINGENCIES

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

The Company leases certain land, buildings, computer equipment, computer software, and motor equipment under non-cancelable operating leases that expire in various years through 2005. Several land and building leases contain monthly renewal options.

12.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except share data):

                                                                             Three Months Ended
                                                        March 31       June 30       Sept. 30       Dec. 31
                                                        --------       -------       --------       -------
2000
----
Operating revenues                                       $27,867       $29,961        $28,164       $ 22,032
Operating income (loss)                                     (898)          113            178         (1,431)
Net income (loss)                                           (616)           17             75         (4,275)
Net income (loss) per basic and diluted share            ($ 0.25)      $  0.01        $  0.03         ($1.75)

1999
----
Operating revenues                                       $35,325       $40,270        $37,312       $ 32,722
Operating income (loss)                                      325           436            208           (419)
Net income (loss)                                            118           169             34           (302)
Net income (loss) per basic and diluted share            $  0.05       $  0.07        $  0.01       ($  0.12)

                         Report of Independent Auditors

The Board of Directors and Shareholders
The Morgan Group, Inc.

We have audited the accompanying consolidated balance sheets of The Morgan Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule of The Morgan Group, Inc. and subsidiaries listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Morgan Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company, incurred operating losses during the year ended December 31, 2000, and was not in compliance with its credit facility, which expired on January 28, 2001. Under the terms of the expired credit facility, the bank has the right to demand cash to meet outstanding obligations of the letters of credits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including raising additional equity and replacing the expired credit facility, are more fully described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                           /s/ Ernst & Young LLP
Greensboro, North Carolina
February 9, 2001

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the section entitled "Proposal One - Election of Directors" of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders expected to be filed with the Commission on or about May 12, 2001 (the "2001 Proxy Statement").

Item 11.  EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the section entitled "Management Remuneration" of the 2001 Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The information required by this item is incorporated by reference to the sections entitled "Voting Securities and Principal Holders Thereof" and entitled "Proposal One - Election of Directors" of the 2001 Proxy Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled "Certain Transactions with Related Persons" of the 2001 Proxy Statement.

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

(b)      Reports on Form 8-K

               Registrant filed no reports on Form 8-K during the quarter ending December 31, 2000.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index.


                                   Schedule II

                     The Morgan Group Inc. and Subsidiaries
                        Valuation and Qualifying Accounts


                                                       Allowance for Doubtful Accounts
                                                       -------------------------------
                                                      Additions                Amounts
                                      Beginning    Charged to Costs           Written Off            Ending
       Description                     Balance       and Expenses          Net of Recoveries         Balance
       -----------                     -------       ------------          -----------------         -------
Year ended December 31, 2000          $313,000         $249,000                 $314,000            $248,000

Year ended December 31, 1999          $208,000         $415,000                 $310,000            $313,000

Year ended December 31, 1998          $183,000         $301,000                 $276,000            $208,000




                                                             Morgan Finance, Inc.
                                                        Allowance for Loans Receivable
                                                        ------------------------------
Year ended December 31, 2000          $ 50,000         $211,000                 $ 96,000            $165,000

Year ended December 31, 1999          $ 40,000         $ 60,000                 $ 50,000            $ 50,000

Year ended December 31, 1998          $ 80,000         $156,000                 $196,000            $ 40,000




                                              Allowance for Receivable from Independent Contractors
                                              -----------------------------------------------------

Year ended December 31, 2000          $ 81,000         $246,000                 $250,000            $ 77,000

Year ended December 31, 1999          $ 82,000         $300,000                 $301,000            $ 81,000

Year ended December 31, 1998          $ 41,000         $341,000                 $300,000            $ 82,000

                                  EXHIBIT INDEX

Exhibit No.                                  Description                    Page
-----------                                  -----------                    ----

3.1 Registrant's Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed on August 13, 1999.

3.2 Registrant's Code of By-Laws, as restated and amended, is incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

4.1 Form of Class A Stock Certificate is incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

4.2 Fourth Article - "Common Stock" of the Registrant's Certificate of Incorporation, is incorporated by reference to the Registrant's Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed on August 13, 1999.

4.3 Article II - "Meeting of Stockholders," Article VI - "Certificate for Shares" and Article VII - "General Provisions" of the Registrant's Code of By-Laws,
               incorporated by reference to the Registrant's Code of By-Laws, as amended, filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

4.4 Revolving Credit and Term Loan Agreement, dated January 28, 1999, among the Registrant and Subsidiaries and Bank Boston, N.A., is incorporated by reference to Exhibit 4(1) to the Registrant's Current Report on Form 8-K filed February 12, 1999.

4.5 Guaranty, dated January 28, 1999, among the Registrant and Subsidiaries and BankBoston, N.A. is incorporated by reference to Exhibit 4(2) to the Registrant's Current Report on Form 8-K filed February 12, 1999.

4.6 Security Agreement, dated January 28, 1999, among the Registrant and Subsidiaries and BankBoston, N.A. is incorporated by reference to Exhibit 4(3) to the Registrant's Current Report on Form 8-K filed February 12, 1999.

4.7 Stock Pledge Agreement, dated January 28, 1999, among the Registrant and Subsidiaries and BankBoston, N.A. is incorporated by reference to Exhibit 4(4) to the Registrant's Current Report on Form 8-K filed February 12, 1999.

4.8 Revolving Credit Note, dated January 28, 1999, among the Registrant and Subsidiaries and BankBoston, N.A. is incorporated by reference to Exhibit 4(5) to the Registrant's Current Report on Form 8-K filed February 12, 1999.

4.9 Amendment Agreement No. 1 to that Certain Revolving Credit Agreement and Term Loan Agreement among the Registrant and its Subsidiaries and BankBoston dated as of March 31, 2000 is filed herewith.

4.10 Amendment Agreement No. 2 to that Certain Revolving Credit Agreement and Term Loan Agreement among the Registrant and its Subsidiaries and BankBoston dated as of November 10, 2000 is filed herewith.

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

10.9 Employment Agreement, dated January 12, 2000 between Registrant and Anthony T. Castor, III is incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

10.10 Non-Qualified Stock Option Plan and Agreement, dated January 11, 2000, between Registrant and Anthony T. Castor, III is incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                        THE MORGAN GROUP, INC.

Date: April 2, 2001                     By: /s/  Anthony T. Castor, III
                                           -------------------------------------
                                           Anthony T. Castor, III
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 2nd day of April, 2001.


1)         Director, President and Chief Executive Officer:

           By:        /s/ Anthony T. Castor, III
                      --------------------------
                      Anthony T. Castor, III

2)         Chief Financial Officer and
           Chief Accounting Officer

           By:        /s/ Dennis R.  Duerksen
                      -----------------------
                      Dennis R.  Duerksen


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