Form 10-K/A
period 2000-12-31
MORGAN GROUP INC
filed 2001-04-27
CIK 906609

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

                             American Stock Exchange
                    Class A common stock, par value of $.015

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

     The business experience of each director, along with that of certain other officers, of The Morgan Group, Inc. (referred to as "Morgan," the "Company," or "we" is set forth below.

     Charles C. Baum (age 59) serves as Chairman of the Board of Morgan. From 1992 until January, 2000, Mr. Baum was Morgan's Chief Executive Officer. Mr. Baum has also been Chief Financial Officer, Treasurer and Secretary of United Holdings Co., Inc. and its predecessors and affiliates since 1973. United Holdings Co., Inc. was involved in the metal business until 1990 when it shifted its focus to become a firm which invests in real estate and securities. Mr. Baum is also a director of United Holdings Co., Inc., Gabelli Group Capital Partners, Inc. (a registered investment adviser under the Investment Advisers Act of 1940, as amended), Shapiro Robinson & Associates (a firm which represents professional athletes), and Municipal Mortgage and Equity Co. (a company engaged in the business of mortgage financing).

     Richard B. Black (age 67) joined Morgan's Board of Directors in 1993. Mr. Black is a General Partner of OpNet Partners, L.P. Mr. Black is Vice Chairman and has been a director of Oak Technology, Inc., a worldwide semiconductor supplier for the personal computer and consumer electronics industries, since 1988. He was President of Oak Technology, Inc. from January 1988 to March 1999. Mr. Black has been Chairman and a director of ECRM, Incorporated, a producer of electronic publishing equipment, since 1983. He is also a director of GSI Lumonics, Inc., a manufacturer of laser-based positioning systems, testing equipment, and medical imaging systems, Gabelli Group Capital Partners, Inc., Altigen Communications, Inc., a systems company, Photoniko, Inc., an optical networking components company, TREX Enterprises, a laser and microwave imaging and optical networking components company, and Servador, Inc., an E-commerce printing company.

     Anthony T. Castor III (age 49) joined Morgan as President and Chief Executive Officer in January, 2000. He was appointed to Morgan's Board of Directors in March, 2000. In January, 2001, Mr. Castor accepted the position of interim Chief Executive Officer and President of Spinnaker Industries, Inc., a maker of adhesive backed materials. In February, 2001, Mr. Castor became a director and Vice Chairman of Lynch Corporation, a diversified manufacturing company and 48% owner of Spinnaker Industries, Inc. Prior to joining Morgan, Mr. Castor was the President and Chief Executive Officer of Precision Industrial Corporation from 1997 to 1999 and of Hayward Industries, Inc. from 1993 to 1997. Mr. Castor is also a director of Super Vision International, Inc.

     Richard L. Haydon (age 54) became a director of Morgan in 1999. He is a partner of Omega Advisors, Inc. and was the Managing Partner of Strategic Restructuring Partnerships until 2000 where he had been a General Partner since 1990.

     Robert S. Prather (age 56 ) has been a director of Morgan since 1997. He has served as the President and Chief Executive Officer of Bull Run Corporation, an investment holding company, since 1992 and as Executive Vice President of Gray Communications Systems, Inc., a media and communications company, since 1996. Mr. Prather is also a director of Bull Run Corporation and Gray Communications Systems, Inc.

     Michael J. Archual (age 50) was named President of Morgan Drive Away, Inc., a wholly owned subsidiary of Morgan ("Morgan Drive Away"), in February, 2001. Prior to joining Morgan Drive Away, Mr. Archual was Vice President, Marketing and Sales, of TruckerB2B, Inc., a business-to-business service subsidiary of Celadon Group, Inc. since 2000. Previously he had served as President- Servicios de Transportacion Jaguar, another Celadon subsidiary, from 1998 to 2000 and as Executive Vice President of Celadon Trucking Services from 1995 to 1998.

     Paul D. Borghesani (age 62) has been Vice President and Corporate Counsel of Morgan Drive Away since 1996 and Vice President, Treasurer, Secretary and Corporate Counsel of Morgan since March, 2001. He served as Vice President of Morgan and its predecessors from 1988 to 1996. Mr. Borghesani has also been Counsel to Baker & Daniels, a private law firm, since 1996. From 1980 to 1983, Mr. Borghesani was in private practice as an attorney specializing in transportation law and related matters. From 1968 to 1980, Mr. Borghesani served in various management capacities for Morgan Drive Away.

     Dennis R. Duerksen (age 60) served as Treasurer, Vice President and Chief Financial Officer of Morgan and Treasurer, Senior Vice President and Chief Financial Officer of Morgan Drive Away from December, 1997 until May, 2001. Prior to joining Morgan, Mr. Duerksen was Manager -- Financial Systems and
Reporting of CTS Corporation, a manufacturer of electronic components, from February 1996 to October 1997. He served as Financial Controller of CTS Corporation's subsidiary, CTS Singapore PTE, Ltd., from August, 1994 to February, 1996.

     Gary J. Klusman (age 41) was named Vice President Finance, Secretary and a Director of Morgan Drive Away in March, 2001. Prior to joining Morgan Drive Away, Mr. Klusman was Vice President Operations of DriverNet, Inc., a company specializing in technology solutions for the trucking industry, from January,2000 to December, 2000. He served as President and Chief Executive Officer of OTR Express, Inc., a truckload carrier logistics company, from 1998 to 1999, after having previously served as Executive Vice President from 1995 to 1998 and as Vice President and Chief Financial Officer from 1991 to 1995.

             Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors and persons who own more than 10% of our Class A Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it, and/or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that during the fiscal year ended December 31, 2000, all filing requirements applicable to its officers, directors and greater than 10% stockholders with respect to Section 16(a) of the 1934 Act were complied with except that Charles C. Baum filed a Form 5 reporting the acquisition of 2000 shares of Class A Common Stock one month late.

Item 11.  EXECUTIVE COMPENSATION

Employment Agreements.

     Mr. Castor. Mr. Castor entered into a written employment agreement with us effective January, 2000 which was approved by the Board of Directors. Pursuant to the agreement, Mr. Castor's annual base salary is $250,000, subject to increases to reflect inflation and performance as reasonably determined by the Board of Directors. In addition, Mr. Castor is eligible to receive an annual bonus of 50% of his base salary if we meet the corporate goals and objectives jointly determined by Mr. Castor and the Board of Directors. His minimum bonus for 2000 was guaranteed to be at least $100,000. We also provide Mr. Castor with split-dollar life insurance, a social club membership allowance and a car allowance. Mr. Castor's employment agreement contains a covenant not to compete with us upon his termination for a period of 18 months.

     Under his employment agreement, Mr. Castor is entitled to certain severance payments. In the event that Mr. Castor is terminated without cause, he is entitled to a payment of (a) one times his base salary plus bonus if terminated in the first year, (b) one and a half times his base salary plus bonus if terminated in the second year, or (c) two times his base salary and bonus if terminated after two years. In addition, Mr. Castor may continue to participate in medical and other insurance plans and the split- dollar life insurance policy for a period of up to two years after termination. In the event of termination due to a change of control, Mr. Castor will receive, instead of the payments described above, a payment equal to the greater of two times his base salary plus 50% of such base salary or his base salary plus bonus for the prior calendar year.

     Mr. Borghesani. Mr. Borghesani and Morgan Drive Away entered into a consulting agreement effective April 1, 1996. Under such agreement, Mr.
Borghesani will remain available to Morgan Drive Away on a substantially continuous basis (though less than full time) for base compensation of $98,000 per year in 1998, $100,000 per year in 1999, plus an hourly rate of $100 per hour for hours in excess of his annual hourly commitment. Mr. Borghesani's base salary under such agreement was increased to $108,400 in 1999, for the year 2000. If his employment is terminated other than for just cause (as defined in the employment agreement) he is entitled to a three-month severance benefit of $8,333 per month. During such period, Mr. Borghesani remains eligible to participate in benefit plans and programs available to Morgan Drive Away's executive officers.

Remuneration of Named Executive Officers.

     The following table sets forth, for each of the last three fiscal years, information with respect to the Chief Executive Officer and each of the executive officers whose aggregate salary and bonus paid for fiscal 2000 exceeded $100,000 (the "Named Executive Officers").


                           Summary Compensation Table
                                                     Annual Compensation                  Long Term
                                                                          Other           Compensation
                                                                          Annual          Awards                    Other
Name and Principal Position      Year       Salary        Bonus       Compensation (1)    (options/warrants)        Compensation
--------------------------------------------------------------------------------------------------------------------------------
Anthony T. Castor, III           2000       $233,654       --              --                120,000                 $27,644  (2)
     President and               1999             --       --              --                   --                      --
     Chief Executive Officer     1998             --       --              --                   --                      --

Charles C. Baum                  2000       $ 68,875       --              --                   --
     Chairman                    1999       $123,500       --              --                   --                      --
                                 1998       $118,308       --              --                   --                      --

Dennis R. Duerksen               2000       $122,020       --           $13,646  (3)            --                      --
     Treasurer, Vice President   1999       $117,918       --              --                   --                      --
     and Chief Financial Officer 1998       $109,038       --              --                   --                      --

Paul D. Borghesani               2000       $108,400       --              --                   --                      --
     Vice President of           1999       $ 99,540       --           $15,255  (4)            --                      --
     Morgan Drive Away           1998       $ 98,000       --              --                   --

---------------
(1) Pursuant to applicable regulations, the value of Other Annual Compensation is not reflected unless the aggregate amount of such compensation exceeds 10% of the annual salary and bonus paid to the executive officer.

(2) Represents the full value of the premiums paid during the fiscal year for split-dollar life insurance.

(3) Includes automobile allowance ($4,636) and payment of premiums for health, life, disability and excess life insurance ($6,063).

(4) Includes payment of premiums for health, life, disability and excess life insurance ($11,843).

              Stock Options Granted in Year Ended December 31, 2000

     The following table sets forth information related to options granted during the year ended December 31, 2000 to each of the Named Executive Officers to whom options have been granted.

                                                              Individual Grants
--------------------------------------------------------------------------------------------------
                                           % of Total
                                            Options                                          Potential Realizable Value
                          Securities       Granted to                                           as Assume Annual Rates
                          Underlying      Employees in      Exercise or                      of Stock Price Appreciation
                            Options           Year          Base Price     Expiration               For Option Term
         Name             Granted (#)         2000            ($/Sh)          Date           5%($)(1)           10%($)(1)
-----------------------------------------------------------------------------------------------------------------------------
Anthony T. Castor, III     40,000            33.3%            $5.625        1/11/10          $ 141,500          $358,600
Anthony T. Castor, III     40,000            33.3%            $7.625        1/11/10          $  61,500          $278,600
Anthony T. Castor, III     40,000            33.3%            $9.625        1/11/10          $    -0-           $198,600

(1) These gains are based upon assumed rates of annual compound stock appreciation of 5% and 10% from the date the options were granted over the full option term. The amounts represent certain assumed rates of appreciation only. Actual gains, if any, on option exercises are dependent upon the future performance of the shares and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

     The following table includes the number of shares covered by both exercisable and unexercisable stock options or warrants held by the named executive officers as of December 31, 2000. Also reported are the values for "in-the-money" options (options whose exercise prices are lower than the market value of the shares at fiscal year end) which represent the spread between the exercise price of any such existing stock options and the fiscal year-end market price of such stock.


                                                                       Number of
Value of
                            Shares                                 Unexercised Options           In-the-Money Options
                            Acquired On        Value               at Fiscal Year End                at Fiscal Year End(1)
Name                        Exercise (#)     Realized ($)    Exercisable     Unexercisable       Exercisable Unexercisable
----------------------------------------------------------------------------------------------------------------------------

Anthony T. Castor III          -0-             $0.0           40,000           80,000             $0.0  (2)       $0.0  (2)
Charles C. Baum                -0-             $0.0           25,000               -0-            $0.0  (2)       $0.0  (2)
Dennis R. Duerksen             -0-             $0.0            3,750            1,250             $0.0  (2)       $0.0  (2)
Paul D. Borghesani             -0-             $0.0           10,000               -0-            $0.0  (2)       $0.0  (2)

(1) Based on market value of the Class A Common Stock of $4.25 per share at December 31, 2000.

(2) Since the fair market value of the shares subject to the options was below the exercise price of the options at fiscal year end, such options were not "in-the-money."

Benefit Plans

     401(k) Plan. All of our employees and employees of our subsidiaries are eligible to participate in the Morgan Group, Inc. Deferred Compensation 401(k) Plan (the "401(k) Plan") after having satisfied eligibility requirements including age, employment term, and hours of service, as specified in the 401(k) Plan.

     The 401(k) Plan permits employees to make contributions by deferring a portion of their compensation. Participating employees also share in contributions made by their respective employers. The annual employer contribution to each participant's account is equal to 25% of the first $800 of the participant's contribution, provided the employer has net income or retained earnings. We have discretion to, and may consider, increasing the annual matching contribution in the future. A participant's interest in both employee and employer matching contributions and earnings thereon are fully vested at all times. We also have discretion to make profit-sharing contributions to the 401(k) Plan which would vest over six years.

     Employee and employer contributions may be invested in our Class A Common Stock or in one or more guaranteed income or equity funds or insurance contracts offered under the Plan from time to time. Except in certain cases of financial hardship, a participant (or his or her beneficiary) receives distributions from the 401(k) Plan only at retirement, termination of employment, total permanent disability, death, or termination of the 401(k) Plan. At that time, the value of the participant's interest in the 401(k) Plan is distributed to the participant (or his or her beneficiary). We offer no other post-termination benefit plans.

     Health, Life and Disability Insurance. We pay annual premiums for health, life and disability insurance for executive officers.

                           Compensation of Directors

     Directors receive $1,000 per year for serving on the Board of Directors and $1,000 for each Board of Directors meeting attended. In addition, the Chairman of each of the Compensation, Audit and Nominating Committees receives $5,000 annually. Other committee members receive $500 for each committee meeting attended. Our Chairman, Mr. Baum, does not receive any additional compensation for serving as a director.

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


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Class A Common Stock and Class B Common Stock as of March 31, 2001, by each person whom we know to own beneficially 5.0% or more of the Class A Common Stock or the Class B Common Stock. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares reported.


                                      Number of Shares                                 Number of Shares
       Name and Address of            of Class A Common Stock        Percent of        of Class B Common Stock     Percent of
       Beneficial Owner               Beneficially Owned             Class (1)         Beneficially Owned          Class
------------------------------------------------------------------------------------------------------------------------------------
Lynch Interactive Corporation         161,100  (2)                     12.9%              1,200,000  (2)           100.0%
401 Theodore Fremd Avenue
Rye, New York 10580-1430

Charles C. Baum (3)                   195,470  (4)                     15.4%                  --                      --
2545 Wilkens Avenue
Baltimore, Maryland  21223

United Holdings Co., Inc. (3)         118,518                           9.5%                  --                      --
2545 Wilkens Avenue
Baltimore, Maryland  21223

John L. Keeley, Jr.                   107,450  (5)                      8.6%                  --
401 South LaSalle Street
Suite 1201
Chicago, Illinois  60605

-----------------

(1) Based upon 1,248,157 shares of Class A Common Stock outstanding as of March 31, 2001.

(2) Lynch Interactive Corporation, a Delaware corporation ("Lynch Interactive") through its wholly owned subsidiary, Brighton Communications Corporation, a Delaware corporation ("Brighton"), owns all 1,200,000 shares of Class B Common Stock and 161,100 shares of Class A Common Stock. Class B Common Stock is automatically converted into Class A Common Stock upon transfer, with certain limited exceptions, on a share-for-share basis. The Class B Common Stock is convertible at all times, at the option of the stockholder and without cost to the stockholder, into Class A Common Stock on a share-for-share basis. Upon conversion, such shares would represent 49.0% of the then outstanding shares of Class A Common Stock. The outstanding Class A Common Stock and Class B Common Stock held by Lynch Interactive through Brighton represents 70.2% of the aggregate voting power of both classes of Common Stock. Lynch Interactive, through Brighton, has pledged all 1,200,000 shares of Class B Common Stock to a bank ("Bank") as security for borrowings. In the unlikely event of a default by Brighton, the Bank could acquire ownership of the shares of Class B Common Stock, which would automatically convert to 1,200,000 shares of Class A Common Stock. In that event, Lynch Interactive may no longer hold voting control of us. Mr. Mario
     J. Gabelli is the Chairman of the Board and Chief Executive Officer of Lynch Interactive. Mr. Gabelli may be deemed to be a beneficial owner of the 161,100 shares of Class A Common Stock and all of the Class B Common Stock owned by Lynch Interactive through Brighton (shown in the above table) by virtue of his and certain affiliated parties' beneficial ownership of 23.1% of the shares of Common Stock of Lynch Interactive. Mr. Gabelli, however, specifically disclaims beneficial ownership of all shares of the Class A Common Stock and Class B Common Stock held by Lynch Interactive through Brighton. (3) Mr. Baum is a director, executive officer and minority shareholder of United Holdings Co., Inc. ("United Holdings").
     (4) Includes 154,647 shares owned by Charles C. Baum, 8,000 shares held of record by Mr. Baum's children, 4,323 shares held in our 401(k) Plan, 3,500 shares held of record by the Baum Foundation, and unexercised options to acquire 25,000 shares. An additional 118,518 shares of Class A Common Stock (not included in Mr. Baum's holdings) are held by United Holdings Co., Inc. of which Mr. Baum is a director, executive officer and minority shareholder. (5) Includes (a) 21,550 shares beneficially owned by John L. Keeley, Jr., individually, (b) 53,250 shares beneficially owned by Keeley Asset Management Corp., (c) 9,500 shares beneficially owned by Kamco Performance Limited Partnership, (d) 11,000 shares beneficially owned by Kamco Limited Partnership No. 1, (e) 2,200 shares beneficially owned by the John L. Keeley, Jr. Foundation, and (f) 9,950 shares beneficially owned by Keeley Investment Corp. This information is as of the latest Schedule 13D filed by Mr. Keeley.

     The following table sets forth certain information regarding each nominee for election as a director including the number and percent of shares of Class A Common Stock beneficially owned by such persons as of March 31, 2001. No nominee for director is related to any other nominee for director or executive officer by blood, marriage, or adoption, and there are no arrangements or understandings between any nominee and any other person pursuant to which such nominee was selected. The table also sets forth the number of shares of Class A Common Stock beneficially owned as of March 31, 2001 by each executive officer and by all directors and executive officers as a group.


                                                     Director of        Class A
                                                     Morgan             Common Stock (1)      Percentage
Name and Title                                       Since              Beneficially Owned     of Class
----------------------------------------------------------------------------------------------------------
Director Nominees:
For Election By Holders of
Class A and Class B Common Stock:
Charles C. Baum                                        1992                195,470  (2)         15.4%
   Chairman of the Board
Richard B. Black                                       1993                  8,000  (3)           *
   Director
Anthony T. Castor III                                  2000                  60,000  (4)          *
   Director, President and
   Chief Executive Officer
Richard L. Haydon                                      1999                   8,000  (3)          *
   Director
For Election By Holders
of Class A Common Stock:
Robert S. Prather, Jr.                                 1997                   8,000  (3)          *
   Director
Other Executive Officers:
Michael J. Archual                                                           13,333  (5)          *
   President of Morgan Drive Away, Inc.
Paul D. Borghesani                                                           11,460  (6)          *
   Vice President, Treasurer, Secretary and
   General Counsel
Dennis R. Duerksen                                                            3,753  (7)          *
   Chief Financial Officer
   and Treasurer
Gary J. Klusman                                                                 -0-
   Vice President Finance of
   Morgan Drive Away, Inc.
All directors and executive officers
   as a group (9 persons)                                                   308,016  (8)        22.3%

--------------
* Indicates less than 1% of Common Stock beneficially owned.

(1) Based upon information furnished by the respective directors, director nominees and executive officers. Under applicable regulations, shares are deemed to be beneficially owned by a person if he directly or indirectly has or shares the power to vote or dispose of the shares and if he has the right to acquire such power with respect to shares within 60 days. Accordingly, shares subject to options are only included if exercisable within 60 days. Includes shares beneficially owned by members of the immediate families of the directors or executive officers residing in their homes.

(2) Includes 154,647 shares owned by Charles C. Baum, 8,000 shares held of record by Mr. Baum's children, 4,323 shares held in our 401(k) Plan, 3,500 shares held of record by the Baum Foundation, and currently exercisable options to acquire 25,000 shares. An additional 118,518 shares of Class A Common Stock are held by United Holdings Co., Inc. of which Mr. Baum is a director, executive officer and minority shareholder. See "Voting Securities and Principal Holders Thereof" above.

(3)  Includes currently exercisable options to acquire 8,000 shares.

(4)  Includes currently exercisable options to acquire 60,000 shares.

(5)  Includes currently exercisable options to acquire 13,333 shares.


(6) Includes currently exercisable options to acquire 10,000 shares, 500 shares owned and 960 shares under Morgan's 401(k) Plan.

(7) Includes currently exercisable options to acquire 3,750 shares and 3 shares under Morgan's 401(k) Plan.

(8)  Includes currently exercisable options to acquire 136,083 shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We were formed by Lynch Corporation ("Lynch") in 1988 to acquire the shares of Morgan Drive Away. Lynch is a diversified company listed on the American Stock Exchange.

     On September 1, 1999, Lynch transferred all of its shares of us to Brighton Communications Corporation, a Delaware corporation ("Brighton"), a wholly-owned subsidiary of Lynch Interactive Corporation ("Lynch Interactive"). Effective September 1, 1999, all of the stock of Lynch Interactive was transferred to the shareholders of Lynch. As a result of these transactions Lynch Interactive currently owns all 1,200,000 shares of Class B Common Stock and 155,900 shares of Class A Common Stock through its subsidiary Brighton. These shares represent 70.2% of our aggregate voting control. By virtue of its relationship with Lynch Interactive, we receive certain benefits and services from Lynch Interactive such as directors and officers insurance, placement, strategic consultation and financial and accounting services from time to time. The Board of Directors has approved a services agreement providing for the payment of reasonable compensation to Lynch Interactive for these benefits and services. Such payments in 2000 were $118,000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                         THE MORGAN GROUP, INC.

Date:    April 27, 2001                  By: /s/ Anthony T. Castor III
                                            --------------------------
                                            Anthony T. Castor III
                                            President & Chief Executive Officer