Form 10-Q
period 2001-03-31
MORGAN GROUP INC
filed 2001-05-15
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2001



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


The number of shares outstanding of each of the Company's classes of common stock at April 30, 2001 was:

         Class A - 1,248,157 shares
         Class B - 1,200,000 shares

                             The Morgan Group, Inc.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I          FINANCIAL INFORMATION

Item 1          Financial Statements

                      Consolidated Balance Sheets as of
                      March 31, 2001 and December 31, 2000                   3

                      Consolidated Statements of
                      Operations for the Three Month Periods
                      Ended March 31, 2001 and 2000                          4

                      Consolidated Statements of
                      Cash Flows for the Three Month Periods
                      Ended March 31, 2001 and 2000                          5

                      Notes to Consolidated Interim Financial
                      Statements as of March 31, 2001                    6 - 8

Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       9-11


PART II         OTHER INFORMATION

Item 3          Defaults Upon Senior Securities                             12


Item 5          Other Information                                           12


Item 6          Exhibits and Reports on Form 8-K                            12


SIGNATURES                                                                  12

                          PART I FINANCIAL INFORMATION
                          Item 1 - Financial Statements
                     The Morgan Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)

                                                                           March 31        December 31
                                                                             2001             2000
                                                                             ----             ----
ASSETS                                                                                      (Note 1)
                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                                $ 1,371          $ 2,092
   Trade accounts receivable, less allowances
      of $173 in 2001  and $248 in 2000                                       7,826            7,748
   Accounts receivable, other                                                   127              133
   Refundable taxes                                                             503              499
   Prepaid expenses and other current assets                                  1,199            1,147
   Deferred income taxes                                                        319              319
                                                                            -------          -------
Total current assets                                                         11,345           11,938
                                                                            -------          -------

Property and equipment, net                                                   3,677            3,688
Intangible assets, net                                                        6,629            6,727
Deferred income taxes                                                           282              282
Other assets                                                                    382              634
                                                                            -------          -------
Total assets                                                                $22,315          $23,269
                                                                            =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                   $ 3,540          $ 2,373
   Accrued liabilities                                                        2,923            3,704

   Accrued claims payable                                                     3,304            3,224
   Refundable deposits                                                        1,092            1,357
   Current portion of long-term debt and capital lease obligations              192              217
                                                                            -------          -------
Total current liabilities                                                    11,051           10,875
                                                                            -------          -------
Long-term debt and capital lease obligations, less current portion               89               71
Long-term accrued claims payable                                              4,515            5,122
Commitments and contingencies                                                    --               --
Shareholders' equity:
   Common stock, $.015 par value
      Class A: Authorized shares - 7,500,000
      Issued shares - 1,607,303                                                  23               23
      Class B: Authorized shares - 2,500,000
      Issued and outstanding shares - 1,200,000                                  18               18
   Additional paid-in capital                                                12,459           12,459
   Retained earnings                                                         (2,657)          (2,116)
                                                                            --------         --------
Total capital and retained earnings                                           9,843           10,384
Less - treasury stock at cost (359,146 Class A shares)                       (3,183)          (3,183)
                                                                            --------         --------
Total shareholders' equity                                                    6,660            7,201
                                                                            -------          -------
Total liabilities and shareholders' equity                                  $22,315          $23,269
                                                                            =======          =======

See notes to consolidated financial statements

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,

                                                       2001              2000
                                                       ----              ----


Operating revenues                                  $  20,688        $  28,386

Costs and expenses:
   Operating costs                                     18,879           26,632
   Selling, general and administration                  2,057            2,359
   Depreciation and amortization                          227              293
                                                    ---------        ---------
                                                       20,878           28,765

Operating loss                                           (475)            (898)
Interest expense, net                                      66               57
                                                    ---------        ---------
Loss before income taxes                                 (541)            (955)

Income tax benefit                                         --             (339)
                                                    ---------        ----------
Net loss                                            $    (541)       $    (616)
                                                    ==========       ==========

Net loss per basic and diluted share                $  ( 0.22)       $  ( 0.25)
                                                    =========        ==========

Basic weighted average shares outstanding           2,448,157        2,453,260
                                                    =========        =========




See notes to consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                      2001              2000
                                                    ----------       ----------

Operating activities:
Net loss                                             $   (541)        $   (616)
Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                          227              293
   Loss on disposal of property and equipment               3               22

Changes in operating assets and liabilities:
   Trade accounts receivable                              (78)            (482)
   Other accounts receivable                                6              205
   Refundable taxes                                        (4)              --
   Prepaid expenses and other current assets              (52)             (94)
   Other assets                                           252              118
   Trade accounts payable                               1,167              188
   Accrued liabilities                                   (781)            (297)
   Income taxes payable                                    --             (581)
   Accrued claims payable                                (526)             102
   Refundable deposits                                   (265)            (341)
                                                     ---------        ---------
   Net cash used in operating activities                 (592)          (1,483)

Investing activities:
   Purchases of property and equipment                    (77)             (77)
   Other                                                  (10)              --
                                                     ---------        --------
   Net cash used in investing activities                 (122)             (77)

Financing activities:
   Principal payments on long-term debt                   (42)             (87)
   Common stock dividends paid                             --              (37)
                                                     --------         ---------
   Net cash used in financing activities                   (7)            (124)
                                                     ---------        ---------

Net decrease in cash and equivalents                     (721)          (1,684)

Cash and cash equivalents at beginning of period        2,092            3,847
                                                     --------         --------

Cash and cash equivalents at end of period           $  1,371         $  2,163
                                                     ========         ========


  See notes to consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                   (Unaudited)

                                 March 31, 2001


  Note 1.Basis of Presentation

     The accompanying consolidated interim financial statements have been prepared by The Morgan Group, Inc. and Subsidiaries (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included for complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

  Note 2.Indebtnedness

     The prior Credit Facility matured on January 28, 2001, at which time the Company had no outstanding debt and $6.6 million outstanding letters of credit. The Company was in default of the financial covenants, resulting in the bank failing to renew the Credit Facility. As a result of the Credit Facility not being renewed, the Company has a payment default and the financial institution has the right to demand cash to meet outstanding obligations under the letters of credit. The bank has discretion as to whether to make any loans or issue additional letters of credit for the Company.

  Note 3.Income Taxes

     In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary differences become deductible. A valuation allowance of $189,000 was recorded in 2001 to reduce the deferred tax asset as the Company has experienced cumulative losses for financial reporting for the last three years. Management considered, in reaching the conclusion on the required valuation allowance, given the cumulative losses, combined with the current default on its Credit Facility, that it would be inconsistent with applicable accounting rules to rely on future taxable income to support full realization of the deferred tax assets. Accordingly, the remaining deferred tax assets relate to federal income tax carry backs available to the Company.

  Note 4.Segment Reporting

     Description of Services by Segment

     The Company operates in five business segments: Manufactured Housing, Driver Outsourcing, Specialized Outsourcing Services, and Insurance and Finance. The Manufactured Housing segment primarily provides specialized transportation to companies which produce new manufactured homes and modular homes through a network of terminals located in twenty-eight states. The Driver Outsourcing segment provides outsourcing transportation primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in six states. The Specialized Outsourcing Services segment consists of large trailer, travel and small trailer delivery. The last segment, Insurance and Finance, provides insurance and financing to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all property damage, bodily injury and cargo costs are captured. The Company's segments are strategic business units that offer different services and are managed separately based on the differences in these services.

     Measurement of Segment (Loss)

     The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization (EBITDA). The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K.

     The following table presents the financial information for the Company's reportable segments for the three months ended March 31, (in thousands):

                                                       2001             2000
                                                       ----             ----
     Operating revenues
          Manufactured Housing                        $11,361          $18,206
          Driver Outsourcing                            4,532            5,611
          Specialized Outsourcing Services              4,135            3,757
          Insurance and Finance                           660              815
          All Other                                        --               (3)
                                                      -------          --------
     Total operating revenues                         $20,688          $28,386
                                                      =======          =======

     Segment profit (loss) - EBITDA
          Manufactured Housing                        $   494          $ 1,742
          Driver Outsourcing                              314              469
          Specialized Outsourcing Services                 43             (143)
          Insurance and Finance                          (733)          (2,261)
          All Other                                      (366)            (412)
                                                      --------         --------
                                                         (248)            (605)
     Depreciation and amortization                       (227)            (293)
     Interest expense                                     (66)             (57)
                                                      --------         --------
     Loss before taxes                                $  (541)         $  (955)
                                                      ========         ========

           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated Results

Revenues for the first quarter decreased by $7.7 million or 27% to $20.7 million from $28.4 million in the first quarter of 2000. The revenue decrease was related primarily to a decline of $6.8 million, or 38%, in the first quarter for the Company's manufactured housing division.

Shipments for the manufactured housing industry nationwide were down 42% in January and February of 2001 according to the Manufactured Housing Institute. (March shipment data was not available). The industry continues to experience a two-year cyclical slump created by consumer credit issues and excess inventory.

Morgan Group's loss before interest, taxes, depreciation and amortization (EBITDA) was $248,000 for the quarter compared with a loss of $605,000 in 2000. The improvements, on lower volume, reflect the Company's cost-reduction efforts of the past 12 months. Pre-tax income for the quarter was a loss of $541,000 compared with a loss of $955,000 in 2000 - also a significant improvement.

Driver pay as a percent of revenue in the first quarter of 2001 remained consistent with the first quarter of 2000. Accident and claim costs showed significant improvement in the quarter compared to the prior year. Liability claims declined by 43% compared to the prior year and cargo claims decreased by 64%.

Segment Results

The Company conducts its operations in four principal segments as discussed below. The following discussion sets forth certain information about the segment results.

Manufactured Housing

Manufactured Housing operating revenues are generated from providing transportation and logistical services to manufacturers of manufactured homes. Manufactured Housing operating revenues were $6.8 million or 38% less in the first quarter of 2001 compared to the first quarter of a year ago, reflecting the continued softness in the manufactured housing industry. Manufactured Housing EBITDA decreased primarily due to the lower quarter-to-quarter shipment volume.

Driver Outsourcing

Driver Outsourcing provides outsourcing transportation services primarily to manufacturers of recreational vehicles, commercial trucks and other specialized vehicles. Operating revenues of $4.5 million decreased $1.1 million in the first quarter of 2001 compared to the first quarter of 2000, reflecting the softness in the motor homes. EBITDA for this segment also decreased by $155,000 to $314,000 in the first quarter of 2001 primarily due to lower quarter-to-quarter volume and increased overhead costs.


Specialized Outsourcing Services

Specialized Outsourcing Services consists of delivering large trailers, travel and other small trailers. Operating revenues increased by $378,000 in the first quarter of 2001 to $4.1 million. This increase was in the delivery of large trailers. Specialized Outsourcing Services recorded a profit in the first quarter 2001 at the EBITDA level of $43,000 compared to a loss of $143,000 in the first quarter of 2000. This increase is primarily due to the volume increases.

Insurance/Finance

The Company's Insurance/Finance segment provides insurance and financing services to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all bodily injury, property damage and cargo loss costs are captured. Insurance/Finance operating revenues decreased $155,000 in the first quarter of 2001 to $660,000 primarily reflecting a decrease in owner-operator insurance premiums relating to the slow-down in the manufactured housing industry.

The Company also experienced a significant decrease in bodily injury, property damage and cargo related claims in the first quarter of 2001 primarily relating to the delivery of manufactured homes. As a result of the above factors the loss at the EBITDA level for this segment decreased in the first quarter of 2001 by $1.5 million to $733,000.

LIQUIDITY AND CAPITAL RESOURCES

The prior Credit Facility matured on January 28, 2001, at which time the Company had no outstanding debt and $6.6 million outstanding letters of credit. The Company was in default of the financial covenants, resulting in the bank failing to renew the Credit Facility. As a result of the Credit Facility not being renewed, the Company has a payment default and the financial institution has the right to demand cash to meet outstanding obligations under the letters of credit. The bank has discretion as to whether to make any loans or issue additional letters of credit for the Company.

The financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is actively seeking alternative financial institutions to replace the existing facility and currently has received several commitment letters. Each of the commitment letters is conditioned upon satisfactory completion of due diligence procedures as well as the Company meeting various financial covenants and requirements prior to closing.

In connection with the replacement of the credit facility, the Board of the Company's principal shareholder has approved a $2.0 million equity investment in the Company. The investment by Lynch Interactive Corp. would increase its ownership in the Company from 55.6% to 68.5%. The Board of Directors of Morgan approved the issuance of 1,000,000 additional Class 'B' shares to Lynch Interactive at a Board meeting on May 9, 2001. The issuance of additional shares of Class 'B' stock and related matters will be subject to approval of Morgan shareholders. The Morgan board also authorized management to further develop plans to provide an opportunity for other shareholders to acquire additional equity investment in the Company.

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

FORWARD LOOKING DISCUSSION

This report contains a number of forward-looking statements. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the risk of declining production in the manufactured housing industry; the risk of losses or insurance premium increases from traffic accidents; the risk of loss of major customers; risks that the Company will not be able to attract and maintain adequate capital resources; risks of competition in the recruitment and retention of qualified drivers in the transportation industry generally; risks of acquisitions or expansion into new business lines that may not be profitable; risks of changes in regulation and seasonality of the Company's business. Such factors are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

Item 3 - Defaults Upon Senior Securities

The Company is currently in default on financial covenants of its credit facility which matured on January 28, 2001 and was not renewed. See Note 2 to the Consolidated Financial Statements for additional information.


Item 5 - Other Information

Due to the Company's capital planning which may require that certain items be submitted to a vote of the stockholders, the Company anticipates that its annual meeting will be held this year more than 30 days after the anniversary of last year's meeting. The date for the annual meeting has not yet been set.

The time for submission of stockholder proposals for inclusion in the proxy statement has lapsed. If a stockholder wishes to present a proposal at the annual meeting without including the proposal in the proxy materials, the proxies designated by the Board of Directors for that meeting may vote in their discretion on any proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for the meeting.


Item 6 - Exhibits and Reports on Form 8-K

               (a)    Report on Form 8-K:

               No reports on Form 8-K were filed during the quarter for which this report is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE MORGAN GROUP, INC.



                                    BY:  /s/ Gary J. Klusman
                                        --------------------
                                        Chief Financial Officer


                                    DATE:   May 15, 2001