Form 10-Q
period 2001-06-30
MORGAN GROUP INC
filed 2001-08-14
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2001



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


The number of shares outstanding of each of the Company's classes of common stock at July 31, 2001 was:

         Class A - 1,248,157 shares
         Class B - 2,200,000 shares

                             The Morgan Group, Inc.

                                      INDEX


                                                                        PAGE
                                                                       NUMBER

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

                 Consolidated Balance Sheets as of
                 June 30, 2001 and December 31, 2000                       3

                 Consolidated Statements of
                 Operations for the Three and Six Month Periods
                 Ended June 30, 2001 and 2000                              4

                 Consolidated Statements of
                 Cash Flows for the Three and Six Month Periods
                 Ended June 30, 2001 and 2000                              5

                 Notes to Consolidated Interim Financial
                 Statements as of June 30, 2001                          6-9

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         10-13


PART II    OTHER INFORMATION





SIGNATURES                                                                14

                          PART I FINANCIAL INFORMATION
                          Item 1 - Financial Statements
                     The Morgan Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)
                                                                             June 30          December 31
                                                                               2001              2000
                                                                               ----              ----
ASSETS                                                                                         (Note 1)
                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                                 $   932            $ 2,092
   Trade accounts receivable, less allowances
      of $176 in 2001 and $254 in 2000                                         9,555              7,748
   Accounts receivable, other                                                    352                133
   Refundable taxes                                                              721                499
   Prepaid expenses and other current assets                                   1,566              1,147
   Deferred income taxes                                                         319                319
                                                                             -------            -------
Total current assets                                                          13,445             11,938
                                                                             -------            -------

Property and equipment, net                                                    3,574              3,688
Goodwill and other intangibles, net                                            6,495              6,727
Deferred income taxes                                                            282                282
Other assets                                                                     215                634
                                                                             -------            -------
Total assets                                                                 $24,011            $23,269
                                                                             =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                    $ 3,776            $ 2,373
   Accrued liabilities                                                         3,186              3,704
   Accrued claims payable                                                      4,158              3,224
   Refundable deposits                                                         1,183              1,357
   Current portion of long-term debt and capital lease obligations               173                217
                                                                             -------            -------
Total current liabilities                                                     12,476             10,875
                                                                             -------            -------
Long-term debt and capital lease obligations, less current portion                31                 71
Long-term accrued claims payable                                               4,199              5,122
Commitments and contingencies                                                     --                 --
Shareholders' equity:
   Common stock, $.015 par value
      Class A: Authorized shares - 7,500,000
      Issued shares - 1,607,303                                                   23                 23
      Class B: Authorized shares - 2,500,000
      Issued and outstanding shares - 1,200,000                                   18                 18
   Additional paid-in capital                                                 12,459             12,459
   Retained earnings                                                          (2,012)            (2,116)
   Less - treasury stock at cost (359,146 Class A shares)                     (3,183)            (3,183)
                                                                             --------           --------
Total shareholders' equity                                                     7,305              7,201
                                                                             -------            -------
Total liabilities and shareholders' equity                                   $24,011            $23,269
                                                                             =======            =======

See notes to interim consolidated financial statements

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                             Three Months Ended                   Six Months Ended
                                                                  June 30                              June 30
                                                             2001           2000                  2001           2000
                                                             ----           ----                  ----           ----
Operating revenues                                         $25,432        $30,432               $46,120        $58,818

Costs and expenses:
   Operating costs                                          22,761         27,758                41,640         54,390
   Selling, general and administration                       2,023          2,273                 4,080          4,632
   Depreciation and amortization                               250            288                   477            581
                                                           -------        -------               -------        -------
                                                            25,034         30,319                46,197         59,603

Operating income (loss)                                        398            113                   (77)          (785)
Interest expense, net                                           27             76                    93            133
                                                           -------        -------               -------        -------
Income (loss) before income taxes                              371             37                  (170)          (918)

Income tax expense (benefit)                                  (255)            20                  (255)          (319)
                                                           -------        -------               -------        -------

Net income (loss)                                             $626        $    17               $    85          $(599)
                                                           =======        =======               =======        =======

Net income (loss) per common share:
    Basic                                                    $0.26          $0.01                 $0.03         $(0.24)
                                                           =======        =======               =======        =======
    Diluted                                                  $0.26          $0.01                 $0.03         $(0.24)
                                                           =======        =======               =======        =======

Weighted average shares outstanding (thousands)
    Basic                                                    2,448          2,448                 2,448          2,448
                                                           =======        =======               =======        =======
    Diluted                                                  2,448          2,453                 2,448          2,453
                                                           =======        =======               =======        =======

Cash dividends declared per common share
    Class A:                                                $ 0.00         $ 0.02                $ 0.00         $ 0.04
                                                           =======        =======               =======        =======
    Class B:                                                $ 0.00         $ 0.01                $ 0.00         $ 0.02
                                                           =======        =======               =======        =======


See notes to interim consolidated financial statements


                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Three Months Ended              Six Months Ended
                                                                  June 30                       June 30
                                                           2001            2000           2001           2000
                                                        ------------    ------------    ----------     ----------
Operating activities:
Net income (loss)                                            $ 626          $  17                  $ 85         $( 599)
Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Depreciation and amortization                               250            288                   477            581
   Loss on disposal of property and equipment                    -             19                     3             41

Changes in operating assets and liabilities:
   Trade accounts receivable                                (1,729)        (1,251)               (1,807)        (1,733)
   Other accounts receivable                                  (225)          (252)                 (219)           (47)
   Refundable taxes                                           (199)           ---                  (203)             -
   Prepaid expenses and other current assets                  (367)           220                  (419)           126
   Other assets                                                167            (52)                  419             66
   Trade accounts payable                                      236           (154)                1,403             34
   Accrued liabilities                                         263            390                  (518)            93
   Income taxes payable                                         --             (3)                    -           (584)
   Accrued claims payable                                      537            (45)                   11             57
   Refundable deposits                                          91            186                  (174)          (155)
                                                           -------        -------               -------        -------
   Net cash used in operating activities                      (350)          (637)                 (942)        (2,120)

Investing activities:
   Purchases of property and equipment                         (12)           (26)                  (89)          (103)
   Other                                                         -              2                   (10)             2
                                                           -------        -------               -------        -------
   Net cash used in investing activities                       (12)           (24)                  (99)          (101)

Financing activities:
   Principal payments on long-term debt                        (77)          (116)                 (119)          (203)
   Common stock dividends paid                                   -            (37)                    -            (74)
                                                           -------        -------               -------        -------
   Net cash used in financing activities                       (77)          (153)                 (119)          (277)
                                                           -------        -------               -------        -------

Net decrease in cash and equivalents                          (439)          (814)               (1,160)        (2,498)

Cash & cash equivalents at beginning of period               1,371          2,163                 2,092          3,847
                                                           -------        -------               -------        -------

Cash and cash equivalents at end of period                    $932         $1,349                  $932         $1,349
                                                           =======        =======               =======        =======


  See notes to interim consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2001

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

Note 2.  Subsequent Events

         Long Term Debt

         On July 27, 2001, the Company obtained a new three-year $12.5 million credit facility with GMAC Commercial Credit LLC. The GMAC Credit Facility replaces the Company's previous credit line that had expired on January 28, 2001 and was not renewed.

         The GMAC Credit Facility will be used for working capital purposes and to post letters of credit for insurance contracts. At this time, the company has no outstanding debt and $7.6 million outstanding letters of credit. Borrowings will bear interest at a rate per annum equal to either Bank of New York Alternate Base Rate ("ABR") plus one-half percent or, at the option of Company, absent an event of default, the one month London Interbank Offered Rate ("LIBOR") as published in The Wall Street Journal, averaged monthly, plus three percent. Borrowings and posted letters of credit on the GMAC Credit Facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments, and are subject to certain financial covenants including minimum tangible net worth, maximum funded debt, minimum fixed interest coverage and maximum capital expenditures. The facility is secured by accounts receivable, investments, inventory, equipment and general intangibles. The facility may be prepaid anytime with prepayment being subject to a 3%, .75% and .25% prepayment penalty during year 1, 2 and 3, respectively.

         The prior Credit Facility matured on January 28, 2001, at which time the Company had no outstanding debt and $6.6 million outstanding letters of credit. The Company was in default of the financial covenants, resulting in the bank failing to renew the Credit Facility. As a result of the Credit Facility not being renewed, the Company had a payment default.

         Short Term Debt

         On July 31, 2001, the Company closed on a new real estate mortgage for $500,000 that is secured by the Company's land and buildings in Elkhart, Indiana. The loan will be used for short-term working capital purposes. The mortgage bears interest at prime rate plus 0.75%, and is for a six-month term with outstanding principal due on February 1, 2002. The loan may be prepaid at any time with no penalties, and is subject to the same covenants as the GMAC Credit Facility. The Company's application for additional capacity under this facility is under consideration.

         Equity

         On July 12, 2001, the Company completed a previously announced $2 million capital infusion from its majority stockholder Lynch Interactive Corporation. Morgan issued one million new Class B shares of common stock in exchange for a $2 million cash investment, thereby increasing Lynch's ownership position in the Company from 55.6% to 68.5%. The proceeds from the transaction are invested in U.S. Treasury backed instruments and are pledged as collateral for the GMAC Credit Facility.

  Note 3.Income Taxes

         In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary differences become deductible. A valuation allowance of $3.2 million was recorded in 2000 to reduce the deferred tax assets, as the Company has experienced cumulative losses for financial reporting for the last three years. Management considered, in reaching the conclusion on the required valuation allowance, given the cumulative losses, that it would be inconsistent with applicable accounting rules to rely on future taxable income to support full realization of the deferred tax assets. Accordingly, the remaining deferred tax assets relate to federal income tax carry backs available to the Company.

Note 4.  Segment Reporting

         Description of Services by Segment

         The Company operates in four business segments: Manufactured Housing, Driver Outsourcing, Specialized Outsourcing Services, and Insurance and Finance. The Manufactured Housing segment primarily provides specialized transportation to companies, which produce new manufactured homes and modular homes through a network of terminals located in twenty-eight states. The Driver Outsourcing segment provides outsourcing transportation primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in six states. The Specialized Outsourcing Services segment consists of large trailer, travel and small trailer delivery. The last segment, Insurance and Finance, provides insurance and financing to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all property damage, bodily injury and cargo costs are captured. The Company's segments are strategic business units that offer different services and are managed separately based on the differences in these services.

         Measurement of Segment Income (Loss)

         The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization (EBITDA). The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K.

         The  following  table  presents  the  financial   information  for  the
         Company's reportable segments for the three and six-month periods ended June 30, (in thousands):

                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                             June 30,
                                                             2001          2000                   2001          2000
                                                        -------------  -------------         -------------  -------------
         Operating revenues
            Manufactured Housing                           $14,103        $19,995              $ 25,464        $38,201
            Driver Outsourcing                               4,695          5,820                 9,227         11,431
            Specialized Outsourcing Services                 5,968          3,883                10,103          7,640
            Insurance and Finance                              666            734                 1,326          1,549
            All Other                                            -              -                     -             (3)
                                                           -------        -------               -------        --------
         Total operating revenues                          $25,432        $30,432               $46,120        $58,818
                                                           =======        =======               =======        =======

         Segment profit (loss) - EBITDA
            Manufactured Housing                           $ 1,626        $ 1,896               $ 2,120        $ 3,638
            Driver Outsourcing                                 406            436                   720            906
            Specialized Outsourcing Services                   304             24                   347           (119)
            Insurance and Finance                           (1,400)        (1,703)               (2,133)        (3,964)
            All Other                                         (288)          (252)                 (654)          (665)
                                                           --------       --------              --------       --------
                                                               648            401                   400           (204)
         Depreciation and amortization                        (250)          (288)                 (477)          (581)
         Interest expense                                      (27)           (76)                  (93)          (133)
                                                           --------       --------              --------       --------
         Income (loss) before taxes                        $   371        $    37               $  (170)       $  (918)
                                                           =======        =======               ========       ========

Note 5.  Pending Accounting Pronouncements

         In July, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). These Statements change the accounting for business combinations, goodwill, and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

         Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

         The Company is required to and will adopt Statements 141 and 142 in the third quarter of 2001 except with respect to the provisions of Statement 142 relating to goodwill and intangibles acquired prior to July 1, 2001 that will be adopted in the first quarter of 2002. Management is evaluating Statements 141 and 142 and believes that the adoptions will not have a significant effect on its consolidated results of operations or financial position.

           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESULTS OF OPERATIONS

For the Quarter Ended June 30, 2001

Consolidated Results

Revenues for the second quarter of 2001 decreased by 16% to $25.4 million from $30.4 million in the second quarter of 2000. This $5.0 million decline in the second quarter included a decrease of $5.9 million (29%) in revenue from the manufactured housing division.

The manufactured housing industry has been in a significant slump since 1999. Based on a report from the Manufactured Housing Institute, shipments of manufactured homes declined by 30% in April and May of 2001 compared to 2000. (June shipments were not available). The second quarter was an improvement from the first quarter of 2001 when year over year shipments were down 41%.

The Company has implemented cost-cutting programs in 2001 designed to match company expenses with reduced revenue levels. In March 2001, a driver pay decrease in manufactured housing was implemented. In April 2001, an additional 20 support positions were eliminated. In May 2001, new fuel surcharge initiatives were installed to more closely match customer fuel surcharges with driver pay for this charge.

These initiatives benefited the Company at the operating income level. Operating income in the second quarter improved to $398,000 or 1.6% of revenue compared to $113,000 or .4% of revenue in 2000.

Pre-tax income improved to $371,000 in the second quarter from $37,000 in the prior year. The Company reported an income tax benefit of $255,000 in the second quarter primarily relating to income tax refunds due from net operating loss carry-backs filed with the 2000 income tax returns.

Segment Results

The following discussion sets forth certain information about segment results.

Manufactured Housing

The Company continues to maintain market share in the manufactured housing division with the revenue decrease in the second quarter resulting from fewer shipments of manufactured homes in the industry. Shipments of manufactured homes were down 30% in the second quarter compared to 2000 while Morgan revenues for this division were down 29% for the quarter.

Home manufacturers have reported weaker financial results during the past eight quarters as a result of weakened demand, tightened consumer credit standards, and increased industry repossessions. Certain of the manufacturers have reported large operating losses that have stressed their financial position. These manufacturers, including some of the Company's customers, have closed a number of plants and retail centers and may contemplate additional closings.

The impact that this industry cycle will have on Company revenues cannot be predicted, but the Company may experience decreases in revenue from some of its largest customers. One customer in particular, which has represented less than 17% of Company revenues for the year to date, has recently announced continuing losses and plans to close numerous retail locations. The Company believes it is in its best interest to reduce its dependence on this customer. Based on correspondence and discussion with this customer, it expects the customer will reduce its use of the Company's services in the coming year. Management of the Company believes there are new business opportunities that will offset attrition of existing customer business.

Driver Outsourcing

Operating revenues for the driver outsourcing division in the quarter decreased by $1.1 million or 19% from prior year as a result of lower sales in the recreational vehicle markets.

The Company has been successful in reducing costs in this division to match the reduced revenue levels. Segment EBITDA was 8.6% of revenue in the quarter compared to EBITDA of 7.5% of revenue in 2000.

Specialized Outsourcing Services

Operating revenues for the specialized outsourcing division increased by $2.1 million or 54% in the second quarter. Revenues of the Company's towaway division that leases independent contractors with Class 8 tractors grew by 67% compared to prior year. The pick-up division, which utilizes independent contractors with dual-axle pick-up trucks to move travel trailers and boats, reported 33% revenue growth despite the down market in recreational vehicles.

Insurance and Finance

Our Insurance and Finance segment provides insurance and financing services to our drivers and independent owner-operators. This segment also acts as a cost center because the Company accounts for all bodily injury, property damage and cargo loss costs under this segment. Insurance and Finance operating revenues decreased $68,000 or 9% in the second quarter of 2001 as a result of decreases in the number of drivers and independent owner-operators.

For the Six Months Ended June 30, 2001

Consolidated Results

Revenues for the first six months of 2001 decreased by $12.7 million or 22% compared to 2000. The decrease is primarily related to the previously discussed weak market for shipments of new manufactured homes.

According to the Manufactured Housing Institute, shipments of new manufactured homes from January through May of 2001 were 75,052, a decrease of 36% compared to the same period in 2000. For the six months ended June 30, 2001, revenues for the manufactured housing division decreased by 33%.

The Company's cost-cutting initiatives have resulted in a significant improvement in operating income compared to prior year. The Company reported an operating loss of $77,000 in the first six months of 2001 compared to a loss of $785,000 in 2000.

Segment Results

The following discussion sets forth certain information about our segment results.

Driver Outsourcing

Operating revenues for the first six months of 2001 declined by 19% compared to 2000. This decline is primarily a result of weak demand for recreational vehicles in 2001 compared to 2000.

Specialized Outsourcing Services

Operating revenues in specialized outsourcing services increased during the first six months of 2001 to $10.1 million from $7.6 million. This was a result of an increase in the number of independent owner-operators used by the Company in 2001.

Liquidity and Capital Resources

On July 12, 2001, the Company completed a previously announced $2 million capital infusion from its majority stockholder Lynch Interactive Corporation. Morgan issued one million new Class B shares of common stock in exchange for a $2 million cash investment, thereby increasing Lynch's ownership position in the Company from 55.6% to 68.5%. The proceeds from the transaction are invested in U.S. Treasury backed instruments and are pledged as collateral for the GMAC Credit Facility.

On July 27, 2001, the Company obtained a new three-year $12.5 million credit facility with GMAC Commercial Credit LLC (GMAC Credit Facility). The GMAC Credit Facility replaces the Company's previous credit line that had expired on January 28, 2001 and was not renewed.

The GMAC Credit Facility will be used for working capital purposes and to post letters of credit for insurance contracts. At this time, the company has no outstanding debt and $7.6 million outstanding letters of credit. Borrowings will bear interest at a rate per annum equal to either Bank of New York Alternate Base Rate ("ABR") plus one-half percent or, at the option of Company, absent an event of default, the one month London Interbank Offered Rate ("LIBOR") as published in The Wall Street Journal, averaged monthly, plus three percent. Borrowings and posted letters of credit on the GMAC Credit Facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments, and are subject to certain financial covenants including minimum tangible net worth, maximum funded debt, minimum fixed interest coverage and maximum capital expenditures. The facility is secured by accounts receivable, investments, inventory, equipment and general intangibles. The facility may be prepaid anytime with prepayment being subject to a 3%, .75% and .25% prepayment penalty during year 1, 2 and 3, respectively.

The prior Credit Facility matured on January 28, 2001, at which time the Company had no outstanding debt and $6.6 million outstanding letters of credit. The Company was in default of the financial covenants, resulting in the bank failing to renew the Credit Facility. As a result of the Credit Facility not being renewed, the Company had a payment default.

On July 31, 2001, the Company closed on a new real estate mortgage for $500,000 that is secured by the Company's land and buildings in Elkhart, Indiana. The loan will be used for short-term working capital purposes. The mortgage bears interest at prime rate plus 0.75%, and is for a six-month term with outstanding principal due on February 1, 2002. The loan may be prepaid at any time with no penalties, and is subject to the same covenants as the GMAC Credit Facility. The Company's application for additional capacity under this facility is under consideration.

In addition, the Company anticipates receiving an income tax refund of $664,000 from filing a federal net operating loss carry-back return for the 2000 tax year.

Effective July 1, 2001, the Company renewed its primary liability insurance, workers compensation, cargo, and property insurance. Acquisition of liability insurance in the trucking industry has become increasingly more difficult and expensive over the past year. As a result, the Company's insurance premiums effective July 1, 2001 will increase significantly. The Company will recover much of this increase from customers in the form of apportioned insurance charges (AIC). The net impact on the Company's operating results for the next 12 months cannot be determined at this time.

The Company has posted increased letters of credit to the insurance carriers through the new credit facility as collateral for the payment of claim reimbursements. Management believes the combination of the above financial transactions will be adequate to allow the Company to post all required letters of credit for insurance contracts.

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to successfully maintain our financing arrangements and to comply with the terms thereof.

Management believes that internally generated funds together with the recent equity infusion and resources available under the replacement credit and mortgage facilities will be sufficient to provide the Company's capital and liquidity requirements for the next 12 months.

Impact of Seasonality

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Our operating revenues, therefore, tend to be stronger in the second and third quarters.


FORWARD LOOKING DISCUSSION

This report contains a number of forward-looking statements. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors, which could cause the statements or projections contained therein, to be materially inaccurate. Such factors include, without limitation, the risk of declining production in the manufactured housing industry; the risk of losses or insurance premium increases from traffic accidents; the risk of loss of major customers; risks that the Company will not be able to attract and maintain adequate capital resources; risks of competition in the recruitment and retention of qualified drivers in the transportation industry generally; risks of acquisitions or expansion into new business lines that may not be profitable; risks of changes in regulation and seasonality of the Company's business. Such factors are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

Item 3 - Defaults Upon Senior Securities

The Company was in default on financial covenants of its credit facility, which matured on January 28, 2001 and was not renewed. On July 27, 2001, the Company acquired a new credit facility to replace the expired facility. As a result, the Company is no longer in default on financial covenants as of July 27, 2001.

Item 5 - Other Information




Item 6 - Exhibits and Reports on Form 8-K

         (a)      The following exhibits are included herein:

                  4.1 Revolving Credit and Security Agreement, dated July 27, 2001, among GMAC Commercial Credit LLC, Morgan Drive Away, Inc. and TDI, Inc.

                  4.2 Guaranty, dated July 27, 2001, between Registrant and GMAC Commercial Credit LLC.

                  4.3 Mortgage, dated July 31, 2001, between Morgan Drive Away, Inc. and Old Kent Bank.

                  4.4 Guaranty, dated July 31, 2001, between Registrant and Old Kent Bank.



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


                                       DATE:   August 14, 2001