Form 10-Q
period 2001-09-30
MORGAN GROUP INC
filed 2001-11-13
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2001



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


The number of shares outstanding of each of the Company's classes of common stock at October 31, 2001 was:

     Class A - 1,248,157 shares
     Class B - 2,200,000 shares

                             The Morgan Group, Inc.

                                      INDEX


                                                                           PAGE
                                                                          NUMBER

PART I          FINANCIAL INFORMATION

Item 1          Financial Statements

                      Consolidated Balance Sheets as of
                      September 30, 2001 and December 31, 2000                 3

                      Consolidated Statements of
                      Operations for the Three and Nine Month Periods
                      Ended September 30, 2001 and 2000                        4

                      Consolidated Statements of
                      Cash Flows for the Nine Month Periods
                      Ended September 30, 2001 and 2000                        5

                      Notes to Consolidated Interim Financial
                      Statements as of September 30, 2001                 6 - 11

Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        12-16


PART II         OTHER INFORMATION

Item 1          Legal Proceedings                                             17

Item 4          Submission of Matters to a Vote of Security Holders           18
Item 6          Exhibits and Reports on Form 8-K                              19




SIGNATURES                                                                    19



                          PART I FINANCIAL INFORMATION
                          Item 1 - Financial Statements
                     The Morgan Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)
                                                                             September 30      December 31
                                                                                 2001             2000
                                                                                 ----             ----
ASSETS                                                                       (Unaudited)        (Note 1)
Current assets:
   Cash and cash equivalents                                                   $ 1,393          $ 2,092
   Investments - restricted                                                      2,623               --
    Trade accounts receivable, less allowances
        of $144 in 2001 and $254 in 2000                                         9,217            7,748
   Accounts receivable, other                                                      448              133
   Refundable taxes                                                                131              499
   Prepaid insurance                                                             2,896               97
   Prepaid expenses and other current assets                                     1,382            1,050
   Deferred income taxes                                                           319              319
                                                                               -------          -------
Total current assets                                                            18,409           11,938
                                                                               -------          -------
Property and equipment, net                                                      3,477            3,688
Goodwill and other intangibles, net                                              6,376            6,727
Deferred income taxes                                                              282              282
Other assets                                                                       170              634
                                                                               -------          -------
Total assets                                                                   $28,714          $23,269
                                                                               =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                      $ 4,806          $ 2,373
   Notes payable, banks                                                          1,369               --
   Accrued liabilities                                                           4,489            3,704
   Accrued claims payable                                                        3,013            3,224
   Refundable deposits                                                           1,154            1,357
   Current portion of long-term debt and capital lease obligations                 147              217
                                                                               -------          -------
Total current liabilities                                                       14,978           10,875
                                                                               -------          -------
Long-term debt and capital lease obligations, less current portion                  16               71
Long-term accrued claims payable                                                 4,821            5,122
Shareholders' equity:
   Common stock, $.015 par value
      Class A: Authorized shares - 7,500,000
      Issued shares - 1,607,303                                                     23               23
      Class B: Authorized shares - 4,400,000
      Issued and outstanding shares - 2,200,000                                     33               18
   Additional paid-in capital                                                   14,318           12,459
   Retained earnings                                                            (2,292)          (2,116)
   Less - treasury stock at cost (359,146 Class A shares)                       (3,183)          (3,183)
                                                                               -------          -------
Total shareholders' equity                                                       8,899            7,201
                                                                               -------          -------
Total liabilities and shareholders' equity                                     $28,714          $23,269
                                                                               =======          =======

See notes to interim consolidated financial statements



                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30                       September 30
                                                              2001           2000                 2001           2000
                                                              ----           ----                 ----           ----

Operating revenues                                         $24,834        $28,629              $70,954        $87,447

Costs and expenses:
   Operating costs                                          22,666         26,055               64,306         80,445
   Selling, general and administration                       2,127          2,160                6,207          6,792
   Depreciation and amortization                               210            236                  688            817
                                                           -------        -------              -------        -------
                                                            25,003         28,451               71,201         88,054

Operating (loss) income                                       (169)           178                 (247)          (607)
Interest expense, net                                           90             77                  182            210
                                                           -------        -------              -------        -------
Income (loss) before income taxes                             (259)           101                 (429)          (817)

Income tax expense (benefit)                                    --             26                 (255)          (293)
                                                           -------        -------              -------        -------
Net income (loss)                                            $(259)         $  75                $(174)         $(524)
                                                           =======        =======              =======        =======
Net income (loss)  per common share:
    Basic                                                   $(0.08)         $0.03               $(0.06)        $(0.21)
                                                           =======        =======              =======        =======
    Diluted                                                 $(0.08)         $0.03               $(0.06)        $(0.21)
                                                           =======        =======              =======        =======
Weighted average shares outstanding (thousands)
    Basic                                                    3,329          2,448                2,745          2,448
                                                           =======        =======              =======        =======
    Diluted                                                  3,329          2,451                2,745          2,452
                                                           =======        =======              =======        =======
Cash dividends declared per common share
    Class A:                                                  $ --         $ 0.01                 $ --         $ 0.05
                                                           =======        =======              =======        =======
    Class B:                                                  $ --        $ 0.005                 $ --        $ 0.025
                                                           =======        =======              =======        =======

See notes to interim consolidated financial statements


                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30
                                                                                2001           2000
                                                                            -----------     ----------
Operating activities:
Net income (loss)                                                            $ (174)           $( 524)
Adjustments to reconcile net income (loss)
    To net cash used in operating activities:
   Depreciation and amortization                                                688               817
   Loss on disposal of property and equipment                                    12                60
Changes in operating assets and liabilities:
   Trade accounts receivable                                                 (1,469)             (652)
   Other accounts receivable                                                   (315)              (13)
   Refundable taxes                                                             368                --
   Prepaid insurance                                                         (2,799)               --
   Prepaid expenses and other current assets                                   (332)              429
   Other assets                                                                 464               229
   Trade accounts payable                                                     2,433              (285)
   Accrued liabilities                                                          785              (481)
   Income taxes payable                                                          --              (565)
   Accrued claims payable                                                      (512)             (213)
   Refundable deposits                                                         (203)             (195)
                                                                             -------           -------
   Net cash provided by (used in) operating activities                       (1,054)           (1,393)
                                                                             -------           -------
Investing activities:
   Purchase of restricted investments                                        (2,623)               --
   Purchases of property and equipment                                          (98)             (118)
   Other                                                                         (7)                2
                                                                             -------           ------
   Net cash provided by (used in) investing activities                       (2,728)             (116)
                                                                             -------           -------
Financing activities:
   Net proceeds from note payable to bank                                     1,369                --
   Principal payments on long-term debt                                        (160)             (608)
   Common stock dividends paid                                                   --               (92)
   Proceeds from issuance of common stock                                     1,874                --
                                                                             ------            ------
Net cash provided by (used in) financing activities                           3,083              (700)
                                                                             ------            -------
Net increase (decrease) in cash and equivalents                                (699)           (2,209)

Cash & cash equivalents at beginning of period                                2,092             3,847
                                                                             ------            ------
Cash and cash equivalents at end of period                                   $1,393            $1,638
                                                                             ======            ======


  See notes to interim consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2001
Note 1. Basis of Presentation

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

Note 2. Impairment of Long-Lived Assets and Recent Accounting Pronouncements

        As disclosed in the accounting policy note in the audited financial statements for the year ended December 31, 2000, periodic assessment of the net realizable value of its long-lived assets, including intangibles, and evaluation of such assets for impairment are made whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount of the intangible asset.

        Significant negative indicators currently exist for the Company, including, but not limited to, significant revenue declines of 26% in fiscal 2000 and 13% in year-to-date 2001, operating and cash flow losses in those periods and the loss of a significant customer as of October 1, 2001. As a result, management deemed it appropriate to obtain an independent valuation of the Company's intangible assets to determine if impairment existed as of September 30, 2001. This valuation was done for the current accounting pronouncement relating to goodwill as prescribed by Statements of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (Statement 121) under which the Company has adopted an accounting policy to utilize an undiscounted cash flow approach to estimate any potential impairment.

        Additionally in July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards, No. 141, Business Combination (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). These Statements change the accounting for business combinations, goodwill, and intangible assets. Statement 142 requires a discounted cash flow approach to estimate potential impairment of intangible assets.

        Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have definite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to both goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption. New goodwill and indefinite lived intangible assets acquired after June 30, 2001 will be recorded in accordance with the Statement 142 requirements.

        The Company is required to, and will, adopt Statements 141 and 142 in the third quarter of 2001 except with respect to the provisions of Statement 142 relating to goodwill and intangibles acquired prior to July 1, 2001. Statements 141 and 142 will be adopted in the first quarter of 2002 for those assets.

        Key assumptions utilized in the independent valuation are discussed in the following paragraphs.

        In accordance with the requirements of Statement 142, the Company has identified two reporting units, manufactured housing and drive away, that contain material intangible assets that are subject to impairment analysis. The Company does not maintain or have access to accurate, supportable and reliable financial data at lower operating levels within these segments which management relies upon in making its operating decisions. The forecasts, valuations and impairment analyses for Statement 142 were made at these two reporting unit levels.

        Another key assumption is the time frame for which the Company has estimated its cash flows for the projections. The valuation is based on cash flow projected over a five-year period after which time cash flow is normalized and projected to grow at a constant rate. Management believes that five years is the appropriate period to forecast prior to normalized cash flows based on the current industry cycle in manufactured housing and the Company's long term market strategy.

        The Company is projecting, and the valuation analysis assumes, net earnings in all periods from 2002 to 2006. For the valuation, we projected average net earnings in the periods from 2002 to 2006 of $799,000 for the manufactured housing unit and $230,000 for the drive away unit. Management believes the projected period and earnings are appropriate for the valuation based on historical operating results, the current state of the manufactured housing industry, the Company's business model and long-term market strategy.

        The valuation uses a discount rate of 15.5% based on the estimated rate of return expected by an investor considering the perceived investment risk. The discount rate reflects a risk-free rate of return and industry adjusted equity premium, a premium for small size and the industry's level of leverage. The capitalization rate of 8.4 was derived from the discount rate and the long-term growth rate.

        The projections also assume future capital expenditures of $170,000 to $280,000 per year for each of the forecasted years 2002 through 2006. Actual capital expenditures incurred in the previous five years were significantly higher than these projections. The Company's business model and strategy for the future is not asset intensive and the Company has no plans to acquire significant transportation equipment, real estate or other business property. Capital expenditures for the first nine months of 2001 have been approximately $100,000. Management believes that future capital expenditures used in the projections are appropriate to carry out the Company's strategic plan.

        The independent valuation based upon the Company's estimated future cash flow concluded that currently there is no impairment of the Company's intangible assets under Statement 121 as of September 30, 2001. However, there is a projected impairment under Statement 142 of approximately $300,000 to $500,000 for intangible assets in the drive away division and approximately $25,000 to $100,000 for intangible assets in the manufactured housing division. These intangible asset impairments will be required to be recorded on January 1, 2002, when Statement 142 is adopted for those assets.

        The Company will be required to perform an updated analysis under Statement 142 as of January 1, 2002. There can be no assurance at this time that the projections or any of the key assumptions will remain the same as business conditions may dictate significant changes in the estimated cash flows or other key assumptions. The Company will update the analysis of intangible asset impairment on at least an annual basis as required by Statement 142 as long as material goodwill exists on the balance sheet.




Note 3. Notes Payable, Banks

        Credit Facility

        On July 27, 2001, the Company obtained a new three-year $12.5 million Credit Facility.

        The Credit Facility will be used for working capital purposes and to post letters of credit for insurance contracts. As of September 30, 2001, the Company had outstanding borrowings of $869,000 and $7.6 million outstanding letters of credit. Borrowings bear interest at a rate per annum equal to either Bank of New York Alternate Base Rate ("ABR") plus one-half percent or, at the option of Company, absent an event of default, the one month London Interbank Offered Rate ("LIBOR") as published in The Wall Street Journal, averaged monthly, plus three percent. Borrowings and posted letters of credit on the Credit Facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments, and are subject to certain financial covenants including minimum tangible net worth, maximum funded debt, minimum fixed interest coverage and maximum capital expenditures. The facility is secured by accounts receivable, investments, inventory, equipment and general intangibles. The facility may be prepaid anytime with prepayment being subject to a 3%, .75% and .25% prepayment penalty during year 1, 2 and 3, respectively.

        The prior Credit Facility matured on January 28, 2001, at which time the Company had no outstanding debt and $6.6 million outstanding letters of credit. The Company was in default of the financial covenants. The bank decided not to renew the prior Credit Facility; and, as a result, the Company had a payment default.

        Real Estate Loan

        On July 31, 2001, the Company closed on a new real estate mortgage for $500,000 that is secured by the Company's land and buildings in Elkhart, Indiana. The loan will be used for short-term working capital purposes. The mortgage bears interest at prime rate plus 0.75%, and is for a six-month term with outstanding principal due on February 1, 2002. The loan may be prepaid at any time with no penalties, and is subject to the same covenants as the Credit Facility. The Company's application for additional capacity under this facility is under consideration.

Note 4. Credit Risk

        With the downturn in the national economy, management is continually reviewing credit worthiness of its customers and taking appropriate steps to ensure the quality of the receivables. As of September 30, 2001, 35% of the open trade accounts receivable was with five customers of which over 97% was within 60 days of invoice. In total, 96% of the open trade receivables are also within 60 days of invoice.

        Effective October 1, 2001, the Company will no longer be the primary carrier for its largest customer, Oakwood Homes Corporation. The Company has reduced the Oakwood open accounts receivable from $1,776,000 as of December 31, 2000, to $792,000 and $579,000 as of September 30, 2001,
        and October 31, 2001, respectively. At this time, Company management believes the receivable is fully collectible.


Note 5. Stockholders' Equity

        Capital Infusion

        On July 12, 2001, the Company received a $2 million capital infusion from its majority stockholder Lynch Interactive Corporation. The Company issued one million new Class B shares of common stock in exchange for the $2 million cash investment, thereby increasing Lynch's ownership position in the Company from 55.6% to 68.5%. Proceeds from the transaction are invested in U.S. Treasury backed instruments and are pledged as collateral for the Credit Facility.

        Lynch Spin Off

        On August 17, 2001, Lynch Interactive Corporation, the majority stockholder of the Company, announced plans to spin off its investment in the Company to Lynch Interactive stockholders. The proposed spin off of the Company will allow Lynch Interactive stockholders to continue to own the Company through a new entity instead of through Lynch Interactive.

Note 6. Income Taxes

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

Note 7. Segment Reporting

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




        Measurement of Segment (Loss) Income

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

        The following table presents the financial information for the Company's reportable segments for the three and nine-month periods ended September 30, (in thousands):

                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                      2001          2000             2001         2000
                                                  ------------- -------------     ------------ ------------
         Operating revenues
            Manufactured Housing                    $13,947       $18,730         $ 39,411       $56,931
            Driver Outsourcing                        4,532         5,152           13,759        16,584
            Specialized Outsourcing Services          5,728         4,023           15,831        11,662
            Insurance and Finance                       627           724            1,953         2,273
            All Other                                     -             -                -            (3)
                                                    -------       -------          -------       --------
         Total operating revenues                   $24,834       $28,629          $70,954       $87,447
                                                    =======       =======          =======       =======
         Segment profit - EBITDA
            Manufactured Housing                    $ 1,146       $ 1,716          $ 3,266       $ 5,354
            Driver Outsourcing                          283           194            1,003         1,100
            Specialized Outsourcing Services            400            82              747           (37)
            Insurance and Finance                    (1,879)       (1,471)          (4,012)       (5,435)
            All Other                                    91          (107)            (563)         (772)
                                                    -------       --------         --------      --------
                                                         41           414              441           210
         Depreciation and amortization                 (210)         (236)            (688)         (817)
         Interest expense                               (90)          (77)            (182)         (210)
                                                    --------      --------         --------      --------
         (Loss) income before taxes                 $  (259)      $   101          $  (429)      $  (817)
                                                    ========      =======          ========      ========


           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

For the Quarter Ended September 30, 2001

Consolidated Results

For third-quarter 2001, revenues were down 13 percent to $24.8 million versus the $28.6 million reported in the year-ago quarter. The Company reported revenue improvements of 51 percent in the towaway division and 26 percent in the pickup division. These increases were offset by a 27 percent decline in revenue from the manufactured housing division.

Revenues for September were negatively impacted for all four divisions by the September 11 terrorist attacks. Shippers experienced work slowdowns and demand fell as some customers cancelled orders. In addition, continued weakness in the manufactured housing sector resulted in reduced revenues in the manufactured housing division, although the industry continues to make progress since hitting bottom in February 2001.

To offset the lower revenue, the Company has implemented cost-cutting programs designed to match company expenses with reduced revenue levels. In the Company's business model, 86% of expenses are variable on a load-by-load basis, 11% of expenses are variable within a 60-day period, and only 3% are fixed in the long term. The Company has continued to eliminate or reduce costs to maximize operating profit on overall lower revenues.

The Company renewed its liability and workers compensation insurance on July 1, 2001 resulting in increased expense. The liability insurance market for trucking companies has been negatively impacted by increased loss ratios, higher credit risk and a decrease in available capacity in the excess reinsurance market. The Company will attempt to recover much of the increased insurance cost in the form of apportioned insurance charges (AIC) to customers.

Operating costs were 91.3% of total revenues for the quarter compared to 91.0% in prior year. Selling, general and administrative expenses were 8.6% of revenue compared to 7.5% of revenue in the third quarter of 2000.

The reduced revenue and increased insurance expense resulted in an operating loss of $169,000 in the third quarter compared to operating income of $178,000 in 2000.

Segment Results

The following discussion sets forth certain information about segment results.

Manufactured Housing

Revenues for the manufactured housing division decreased by $4.8 million or 27% in the third quarter compared to prior year.

The manufactured housing market continues to rebound slowly from a severe two-year slump. Shipments of manufactured homes in July and August of 2001 were down 17% compared to the prior year. This compares to year-over-year declines of 41% in the first quarter and 29% in the second quarter of 2001 compared to 2000.

Effective October 1, 2001, the Company is no longer the primary carrier for Oakwood Homes Corporation (NYSE: OH). In past years, Oakwood was the Company's largest customer, generating revenues in excess of $25 million for the Company's manufactured housing division. A weakened market for manufactured homes and reductions in capacity at Oakwood had reduced the Company's revenue stream from Oakwood to a $12 million annualized base. The Company will continue as the primary backup carrier for Oakwood. Revenues for September manufactured housing were negatively impacted by a loss of drivers that primarily hauled Oakwood homes.

Management is currently implementing marketing and sales programs directed at successfully replacing the Oakwood revenue. The Company has obtained significant new contracts with New Flyer Industries, Monaco Coach, Union Pacific, Wabash Trailers and others that in the aggregate are expected to generate annual revenue offsetting the Oakwood decline.

In September the Company filed a lawsuit alleging that one of its former senior officers had conspired with a competitor to misappropriate the Company's drivers, employees, customers and trade secrets both during that officer's employment with the Company and after she left the Company. The court issued a preliminary injunction in favor of the Company on September 28, 2001. In addition the company is seeking monetary damages as well as a permanent injunction against unfair competition and unlawful interference with the Company's contracts. See Part II, Item 1 "Legal Proceedings."

Driver Outsourcing

Operating revenues for the driver outsourcing division in the quarter decreased by $0.6 million or 12% from prior year as a result of reduced demand for recreational vehicles.

The driver outsourcing division has acquired several new contracts that will increase revenue beginning in October 2001.

Specialized Outsourcing Services

Operating revenues for the specialized outsourcing division increased by $1.7 million or 42% compared to the prior year third quarter. Revenues of the Company's towaway division that leases independent contractors with Class 8 tractors grew by 51% compared to the prior year. The towaway division has 113 owner-operators leased on and continues to grow its brokerage function which contracts customer loads to other carriers. The pickup division, which utilizes independent contractors with dual-axle pick-up trucks to move travel trailers and boats, reported 26% revenue growth compared to prior year despite the down market in recreational vehicles.

Insurance and Finance

Our Insurance and Finance segment provides insurance and financing services to our drivers and independent owner-operators. This segment also acts as a cost center because the Company accounts for all bodily injury, property damage and cargo loss costs under this segment. Insurance and Finance operating revenues decreased $97,000 or 13% in the third quarter of 2001 as a result of decreases in the number of drivers and independent owner-operators.

For the Nine Months Ended September 30, 2001

Consolidated Results

Revenues for the first nine months of 2001 decreased by $16.5 million or 19% compared to 2000. The decrease is primarily related to the previously discussed weak market for shipments of new manufactured homes.

As a result of comprehensive cost reduction initiatives, the Company was able to reduce the operating loss to $247,00 from $607,000 in the first nine months of 2000.

Segment Results

The following discussion sets forth certain information about our segment results.

Manufactured Housing

Manufactured housing revenues declined by $17.5 million or 31% for the nine months ended September 30, 2001 compared to 2000. According to the Manufactured Housing Institute, shipments of new manufactured homes from January through August of 2001 decreased by 33% compared to the same period in 2000.

Driver Outsourcing

Operating revenues for the first nine months of 2001 declined by 17% or $2.8 million compared to 2000. This decline is primarily a result of weak demand for recreational vehicles in 2001 compared to 2000. In addition, the general demand for commercial trucks, buses, step-out vans, trams and other specialized equipment declined in step with the slowdown in the national economy.

Specialized Outsourcing Services

Operating revenues in specialized outsourcing services increased 36% or $4.2 million during the first nine months of 2001 compared to 2000. The towaway division has expanded revenues by 43% by adding to the number of owner-operators leased on to the Company and by expanding its brokerage operation. The pickup division has grown by 27% by recruiting new employees, business and drivers throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

On July 12, 2001, the Company completed a previously announced $2 million capital infusion from its majority stockholder Lynch Interactive Corporation. Morgan issued one million new Class B shares of common stock in exchange for a $2 million cash investment, thereby increasing Lynch's ownership position in the Company from 55.6% to 68.5%. The proceeds from the transaction are invested in U.S. Treasury backed instruments and are pledged as collateral for the Credit Facility.

On July 27, 2001, the Company obtained a new three-year $12.5 million Credit Facility. The Credit Facility replaces the Company's previous credit line that had expired on January 28, 2001 and was not renewed.

The Credit Facility will be used for working capital purposes and to post letters of credit for insurance contracts. As of September 30, 2001, the Company had outstanding borrowing of $869,000 and $7.6 million outstanding letters of credit. Borrowings will bear interest at a rate per annum equal to either Bank of New York Alternate Base Rate ("ABR") plus one-half percent or, at the option of Company, absent an event of default, the one month London Interbank Offered Rate ("LIBOR") as published in The Wall Street Journal, averaged monthly, plus three percent. Borrowings and posted letters of credit on the Credit Facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments, and are subject to certain financial covenants including minimum tangible net worth, maximum funded debt, minimum fixed interest coverage and maximum capital expenditures. The facility is secured by accounts receivable, investments, inventory, equipment and general intangibles. The facility may be prepaid anytime with prepayment being subject to a 3%, .75% and .25% prepayment penalty during year 1, 2 and 3, respectively.

The prior Credit Facility matured on January 28, 2001, at which time the Company had no outstanding debt and $6.6 million of outstanding letters of credit. The Company was in default of the financial covenants. The bank decided not to renew the prior Credit Facility; and, as a result, the Company had a payment default.

On July 31, 2001, the Company closed on a new real estate mortgage for $500,000 that is secured by the Company's land and buildings in Elkhart, Indiana. The loan will be used for short-term working capital purposes. The mortgage bears interest at prime rate plus 0.75%, and is for a six-month term with outstanding principal due on February 1, 2002. The loan may be prepaid at any time with no penalties, and is subject to the same covenants as the Credit Facility. The Company's application for additional capacity under this facility is under consideration.

In addition, in the August 2001 the Company received an income tax refund of $664,000 from filing a federal net operating loss carry-back return for the 2000 tax year.

Effective July 1, 2001, the Company renewed its primary liability insurance, workers compensation, cargo, and property insurance. Acquisition of liability insurance in the trucking industry has become increasingly more difficult and expensive over the past year. As a result, the Company's insurance premiums effective July 1, 2001 increased significantly. The Company will recover much of this increase from customers in the form of apportioned insurance charges (AIC). The net impact on the Company's operating results for the next 12 months cannot be determined at this time.

The Company has posted increased letters of credit to the insurance carriers through the new credit facility as collateral for the payment of claim reimbursements. Management believes the combination of the above financial transactions will be adequate to allow the Company to post all required letters of credit for insurance contracts.

On August 17, 2001, Lynch Interactive Corporation, the majority stockholder of the Company, announced plans to spin off its investment in the Company to Lynch Interactive stockholders. The proposed spin off of the Company will allow Lynch Interactive stockholders to continue to own the Company through a new entity instead of through Lynch Interactive.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On September 26, 2001, the Company filed suit in a federal court in Georgia against one of its former senior officers, a competitor and certain of its affiliates, alleging that the parties had secretly conspired to misappropriate drivers, employees, customers and trade secrets of the Company through unlawful means at a time when the senior officer was still a senior officer of the Company. The lawsuit further alleges that, while on the Company's payroll, the senior officer and some of her subordinates worked with the competitor, using false information, to convince drivers under contract with the Company to leave and work for the competitor instead. It is also alleged that the senior officer and others working on behalf of the competitor sent more than 20 faxes (including some from the Company's own facilities) encouraging retail dealers under false pretenses to instruct manufacturers to have their homes shipped by the competitor rather than the Company in interference with those manufacturers' written agreements with the Company. The lawsuit further alleges that the senior officer and others acting for the competitor improperly removed trade secret information and files from two offices of the Company, including confidential pricing data that the competitor allegedly is using to unfairly compete with the Company's price structure.

At a hearing on September 28, 2001, the competitor and the senior officer denied many of the allegations and any wrongdoing. Despite their denials, the federal court issued a preliminary injunction against the competitor and the senior officer, under which the court invalidated contracts between the competitor and the drivers the competitor had recruited from the Company. Those drivers were freed from their contracts with the competitor and given 10 days to choose among the Company, the competitor and another carrier based on full disclosure of information. The court also invalidated the letters from retail dealers to manufacturers that the competitor and the senior officer allegedly instigated, and confirmed that retail dealers should not be improperly induced to use an alternate carrier. The competitor and the senior officer also have been prohibited by the court from keeping or using any confidential information and files allegedly taken from the Company.

Since the issuance of the preliminary injunction, the Company has been very successful in its efforts to bring these employees, drivers and customers back to the Company. Our Southeast region has recovered admirably from the initial departures and is posting solid improvements each week. The alleged illegal actions described above obviously negatively impacted the manufactured housing business in the third quarter.

In addition to the preliminary injunction issued by the court on September 28, the Company is also seeking monetary damages from the competitor and the senior officer, as well as a permanent injunction against unfair competition and unlawful interference with the Company's contracts. Over the competitor's objection, the court ruled on September 28 that the parties could take immediate discovery in the case on these remaining issues.

The competitor has filed certain counterclaims against the Company which the Company plans to defend vigorously.

Item 4 -  Submission of Matters to a Vote of Security Holders

          On July 12, 2001, the Company held its Annual Meeting of Stockholders, the results of which follow:

          Report of proxies received and shares voted July 12, 2001

                                                  Total             Voted          % of Total
                                                  -----             -----          ----------

Number of shares of Class A                     1,248,157         1,055,162           85%
common stock

Number of shares of Class B
common stock                                    1,200,000         1,200,000           100%


1.  Election of directors elected by
     all shareholders (1-year term), shares
     of Class B common stock are entitled
     to two votes

                                                                   Against or
                                                     For            Withheld         Abstained        Non-Votes
                                                     ---           ----------        ---------        ---------

     Charles C. Baum                              3,455,162          - 0 -             - 0 -           192,995
     Richard B. Black                             3,455,162          - 0 -             - 0 -           192,995
     Anthony T. Castor, III                       3,455,162          - 0 -             - 0 -           192,995
     Richard L. Haydon                            3,455,162          - 0 -             - 0 -           192,995

     Election of director by holders of
     Class A common stock (1-year term)

     Robert S. Prather, Jr.                       1,055,162          - 0 -             - 0 -           192,995

2.  Issuance of additional Class B
    Common Stock--1,000,000 shares                3,455,162          - 0 -             - 0 -           192,995

3.  Amendment of Certificate of                   3,455,162          - 0 -             - 0 -           192,995
    Incorporation  to allow  the
    transfer  of the  Class B shares  to a
    commonly  controlled  entity  without
    conversion  to Class A and to
    increase authorized Class B to 4,400,000 shares.





Item 6 - Exhibits and Reports on Form 8-K

          (a) Exhibits:

               4.1 Amendment to Revolving Credit and Security Agreement for Credit Facility dated as of November 8, 2001
               4.2 Letter of Credit Financing Supplement to Revolving Credit Agreement, dated July 27, 2001

          (b)  Report on Form 8-K:

          No reports on Form 8-K were filed during the quarter for which this report is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     THE MORGAN GROUP, INC.



                                                     BY:  /s/ Gary J. Klusman
                                                        Chief Financial Officer


                                                     DATE:   November 13, 2001