Form 10-K
period 2001-12-31
MORGAN GROUP INC
filed 2002-04-01
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

                             THE MORGAN GROUP, INC.

                              2746 Old U.S. 20 West
                             Elkhart, Indiana 46514
                                 (574) 295-2200
                         Commission File Number 1-13586

                     Delaware                         22-2902315
             (State of Incorporation)    (I.R.S. Employer Identification Number)

           Securities Registered Pursuant to Section 12(b) of the Act:

                             American Stock Exchange
                      Class A common stock par value $0.15

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                 YES  X     NO
                                    ------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of February 28, 2002 was $1,556,235. The number of shares of the Registrant's Class A common stock $.015 par value and Class B common stock $.015 par value, outstanding as of February 28, 2002, was 1,248,157 shares, and 2,200,000 shares, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated into Part III of this report.

Part I

Item 1.  BUSINESS

Overview

The Morgan Group, Inc. (the "Company" or "Registrant"), a Delaware corporation, is the nation's largest service company in managing the delivery of manufactured homes, commercial vehicles and specialized equipment in the United States, and through its wholly owned and principal subsidiary, Morgan Drive Away, Inc.
("MDA"), has been operating since 1936. The Company was formed in 1988 to acquire MDA and Interstate Indemnity Company ("Interstate" or "IIC"), an insurance subsidiary. The Company offers financing to independent owner-operators through Morgan Finance, Inc. ("Finance"). The Company provides services to the Driver Outsourcing industry through its subsidiary Transfer Drivers, Inc. ("TDI") and MDA. The Company also provides certain insurance services to its employee and independent owner-operators through its insurance subsidiaries, Interstate and Transport Insurance Services Agency ("TISA").

The Company primarily provides outsourcing transportation services through a national network of 687 independent owner-operators and 1,042 other drivers. The Company dispatches its drivers from 54 locations in 22 states. For 2001, the Company's largest customers included Oakwood Homes Corporation, Fleetwood Enterprises, Inc., Winnebago Industries, Inc., Cavalier Homes, Inc., Clayton Homes, Inc., Thor Industries, Inc., Keystone RV Company, Four Seasons Housing, Inc., Champion Enterprises, Inc. and Holiday Rambler.

As further described below, the Company's strategy is to grow through expansion in the niche businesses already being serviced, along with pursuing acquisitions or joint ventures in related industries. In addition, the Company will look to expand insurance product offerings to drivers and owner-operators through Interstate and TISA.

The Company's principal office is located at 2746 Old U.S. 20 West, Elkhart, Indiana 46514-1168.

Company Services

The Company operates in these business segments: Manufactured Housing, Driver Outsourcing, Specialized Outsourcing Services, and Insurance and Finance.

     o Manufactured Housing Segment. The largest portion of the Company's operating revenues is derived from transportation of manufactured housing, primarily new manufactured homes, modular homes, and office trailers. A manufactured home is an affordable housing alternative. In addition, the Company transports used manufactured homes and offices for individuals, businesses, and the U.S. Government. Based on industry shipment data available from the Manufactured Housing Institute ("MHI"), and the Company's knowledge of the industry and its principal competitors, the Company is the largest transporter of manufactured homes in the United States. Manufactured Housing ships products through approximately 395 independent owner-operators driving specially modified semi-tractors referred to as "toters", which are used to reduce combined vehicle length. Makers of manufactured housing generally ship their products no more than a few hundred miles from their production facilities. Therefore, to serve the regional structure of this industry, the Company positions its dispatch offices close to the production facilities it is serving and such offices are substantially dedicated to serving such facilities. Most manufactured housing units require a special permit prescribing the time and manner of transport for over-dimensional loads. See Item 1. Business - Forward-Looking Discussion. The Company obtains the permits required for each shipment from each state through which the shipment will pass.

          In 2001, for the third consecutive year, the manufactured housing industry experienced a decline in shipments and production. Industry production by the manufactured housing industry (considering double-wide homes as two shipments) in the U.S. decreased by approximately 20% to 342,000 in 2001 from 426,000 and 574,000 in 2000 and 1999, respectively, according to data from the MHI. The manufactured housing industry continues to suffer from the combined impact of weak consumer demand, tightened consumer credit standards, increased industry repossessions and excess inventory. The Company believes that manufactured housing should continue to recover from the current two-year slump. There is no assurance, however, that manufactured housing shipments will increase.

     o Driver Outsourcing Segment. The Driver Outsourcing segment provides transportation services primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in nine states. Driver outsourcing engages the services of 1,042 drivers who are outsourced to customers to deliver the vehicles. In 2001, Driver Outsourcing delivered 27,100 units through the use of these drivers.

     o Specialized Outsourcing Services Segment. The Specialized Outsourcing Services segment consists of large trailer ("Towaway") delivery, travel and other small trailer ("Pick-up") delivery. The Towaway operation moved 11,450 large trailers in 2001 compared to 8,250 large trailers in 2000. Towaway has contracts with approximately 80 independent owner-operators who drive semi-tractors. Travel and other small trailers are delivered by 212 independent owner-operators utilizing pick-up trucks.

     o Insurance and Finance Segment. The Insurance and Finance segment provides insurance and financing to the Company's drivers and independent owner-operators. Interstate and TISA, the Company's insurance subsidiaries, offer work accident, passenger accident, bobtail liability and property damage insurance programs.

Selected Operating and Industry Participation Information

The following tables set forth operating information and industry participation with respect to the Manufactured Housing, Driver Outsourcing, and Specialized Outsourcing Services segments for the last five years.



                                                                      Years Ended December 31,
Manufactured Housing
  Operating Information:                           2001          2000           1999           1998           1997
                                                   ----          ----           ----           ----           ----

New home shipments                               72,028       102,463        148,019        161,543        154,389
Other shipments                                  26,736        13,031         11,871         17,330         24,144
                                               --------      --------       --------       --------       --------
Total shipments                                  98,764       115,494        159,890        178,873        178,533

Linehaul revenues (in thousands)  (1)           $40,143       $62,526        $88,396        $94,158        $93,092

  Industry Participation:

Industry production (2)                         342,174       425,919        573,629        601,678        558,435
New home shipments                               72,028       102,463        148,019        161,543        154,389
Share of units produced                           21.1%         24.1%          25.8%          26.8%          27.6%

Driver Outsourcing
  Operating Information:

Shipments                                        27,136        36,883         49,892         44,177         45,447
Linehaul revenues (in thousands)                $17,722       $21,336        $23,748        $19,979        $19,706

Specialized Outsourcing Services
  Operating Information:

Shipments                                        29,916        29,215         32,967         38,167         34,867
Linehaul revenues (in thousands)                $20,718       $15,304        $21,115        $23,015        $19,630

(1) Multiplying the miles of a given shipment by the stated mileage rate derives Linehaul revenue.

(2) Based on reports of MHI. To calculate shares of new homes shipped, the Company assumes two unit shipments for each multi-section home.

According to MHI, new home shipments decreased 29% during 2001 as compared to an overall industry production reduction of 20%.

Additional financial information about the business segments is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8.

Growth Strategy

The Company's strategy is to focus on its core transportation services. The Company will also look for opportunities to grow its market through acquisitions, if suitable opportunities arise. To enhance its profitability, the Company is continuing the process of reducing its overhead costs.

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

     o Driver Outsourcing. The Company has focused its operations in recreational and commercial vehicles. The Company is looking to expand its growth in the delivery of commercial vehicles, such as buses, commercial trucks, delivery vans and construction equipment. In addition, the Company has strengthened its sales and marketing staff. Morgan's growth strategy within this market includes expanding its market position in this highly fragmented market. The future growth rate of the Company's outsourcing business is dependent upon continuing to add major vehicle delivery customers and expanding the Company's driver force.

     o Specialized Outsourcing Services. The Company believes it can grow its Towaway business by increasing the number of available drivers and through the use of transportation brokers. Additionally, the Company continues to develop other market opportunities for the Pick-up portion of this segment, including recreational travel trailers and other small towables.

     o Acquisitions/Joint Ventures. The Company is continuously considering acquisition opportunities. The Company may consider acquiring regional or national firms that operate in the specialized transportation services markets. There can be no assurance that any future transactions will be effected.

Forward-Looking Discussion

In 2002, the Company could benefit from further reduction of overhead costs and a continued improvement of its safety record. While the Company remains optimistic over the long term, near term results could be affected by a number of internal and external economic conditions.

This report contains a number of forward-looking statements, including those contained in the preceding paragraph and the discussion of growth strategy above. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs, expenses, earnings and matters affecting its condition and operations. Such forward-looking statements are subject to a number of material factors, which could cause the statements or projections contained herein, or therein to be materially inaccurate. Such factors include, without limitation, the following:

     o Dependence on Manufactured Housing. Shipments of manufactured housing have historically accounted for a majority of the Company's operating revenues. Therefore, the Company's prospects are dependent upon this industry, which is subject to broad production cycles.

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

     o Customer Contracts and Concentration. Historically, a majority of the Company's operating revenues have been derived under contracts with customers. Such contracts generally have one, two, or three year terms. There is no assurance that customers will agree to renew their contracts on acceptable terms or on terms as favorable as those currently in force. The Company's top ten customers have historically accounted for a majority of the Company's operating revenues. The loss of one or more of these significant customers could adversely affect the Company's results of operations. A number of the Company's major customers are experiencing financial difficulty as a result of the softness in the manufactured housing market.

     o Competition for Qualified Drivers. Recruitment and retention of qualified drivers and independent owner-operators is highly competitive. The Company's contracts with independent owner-operators are terminable by either party on ten days notice. There is no assurance that the Company's drivers will continue to maintain their contracts in force or that the Company will be able to recruit a sufficient number of new drivers on terms similar to those presently in force. The Company may not be able to engage a sufficient number of new drivers to meet customer shipment demands from time to time, resulting in loss of operating revenues that might otherwise be available to the Company.

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

Customers and Marketing

The Company's customers requiring delivery of manufactured homes, recreational vehicles, commercial trucks, and specialized vehicles are located in various parts of the United States. The Company's largest manufactured housing customers in 2001 included Oakwood Homes Corporation, Fleetwood Enterprises, Inc., Champion Enterprises, Inc., Cavalier Homes, Inc., Clayton Homes, Inc., Four Seasons Housing, Inc., GE Capital Modular, and Commodore Corporation. The Company's largest Driver Outsourcing customers include Winnebago Industries, Inc., Thor Industries, Inc., Damon Corporation and Utilimaster. The Company's largest Specialized Outsourcing Services customers include Fleetwood Enterprises, Inc., Keystone RV and North American Van Lines, Inc.

The Company's operating revenues are comprised primarily of linehaul revenues derived by multiplying the miles of a given shipment by the stated mileage rate. Operating revenues also include charges for permits, labor, insurance, escorts and other items. A substantial portion of the Company's operating revenues are generated under one, two, or three year contracts with producers of manufactured homes, recreational vehicles, and the other products. In these contracts, the manufacturers agree that a specific percentage (up to 100%) of their transportation service requirements from a particular location will be performed by the Company on the basis of a prescribed rate schedule, subject to certain adjustments to accommodate increases in the Company's transportation costs. Linehaul revenues generated under customer contracts in 2001, 2000, and 1999 were 61%, 69%, and 71% of total linehaul revenues, respectively.

The Company's ten largest customers all have been served for at least four years and accounted for approximately 59%, 67% and 68% of its linehaul revenues in 2001, 2000 and 1999, respectively. Linehaul revenues under contract with Fleetwood Enterprises, Inc. ("Fleetwood") and Oakwood Homes Corporation ("Oakwood"), accounted for 28% of linehaul revenues in 2001, with each contributing 14%. The Fleetwood manufactured housing contract is continuous except that it may be terminated upon thirty day (30) written notice by either party if the other party has repeatedly failed to perform, persistently disregarded applicable laws or regulations, or otherwise committed a substantial violation of the contract. The Company has been servicing Fleetwood for over 25 years. Most contracts provide for scheduled rate increases based upon regional fuel prices. These increases are generally passed on to the independent owner-operators who purchase fuel.

Effective October 1, 2001, the Company is no longer the primary carrier for Oakwood Homes Corporation (NYSE: OH). In past years, Oakwood was the Company's largest customer, generating revenues in excess of $25 million for the Company's manufactured housing division. A weakened market for manufactured homes and reductions in capacity at Oakwood had reduced the Company's revenue stream in 2001 from Oakwood to $11 million in 2001. The Company has continued as the primary backup carrier for Oakwood. Manufactured housing revenues for the third and fourth quarter 2001 were negatively impacted by a loss of drivers that primarily hauled Oakwood homes.

Management is currently implementing marketing and sales programs directed at successfully replacing the Oakwood revenue. The Company has obtained significant new contracts with New Flyer Industries, Monaco Coach, Union Pacific, Wabash Trailers, Skyline RV, Thor Industries, Inc., Dutchmen, a subsidiary of Thor Industries, Inc., Lowes Companies, Inc., Wal-Mart, Jayco Incorporated, Timberline Homes, S&S Housing and others that in the aggregate are expected to generate annual revenue offsetting the Oakwood decline.

The Company is focusing on obtaining large national contracts, including significant new or revised contracts with Fleetwood Homes, Cavalier Homes, Winnebago and Clayton Homes.

The Company markets and sells its services through 54 locations in 22 states, concentrated where customer facilities are located. Marketing support personnel are located both at the Company's Elkhart, Indiana headquarters and regionally.

The Company's dispatching agents and local personnel focus on the needs of each individual customer while remaining supported by the Company's nationwide operating structure. Sales personnel at regional offices and at the corporate headquarters meet periodically with manufacturers to review production schedules, requirements and maintain contact with customers' shipping personnel. Senior management maintains personal contact with corporate officers of the Company's largest customers. Regional and terminal personnel also develop relationships with manufactured home park owners, retailers, finance companies and others to promote the Company's shipments of used manufactured homes.

Independent Owner-Operators

The shipment of products by Manufactured Housing and Specialized Outsourcing Services is conducted by contracting for the use of the equipment of independent owner-operators.

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

Either party can cancel the contract between the Company and each owner-operator upon ten days' notice. The weighted average length of service of the Company's current independent owner-operators is approximately 3.7 years in 2001 and 4.0 years in 2000. At December 31, 2001, 687 independent owner-operators were under contract to the Company, including 395 operating toters, 80 operating semi-tractors, and 212 operating pick-up trucks.

In Manufactured Housing, independent owner-operators utilizing toter equipment tends to exclusively transport manufactured homes. Once modified from a semi-tractor, a toter has limited applications for hauling general freight. Toter drivers are, therefore, unlikely to be engaged by transport firms that do not specialize in manufactured housing. This gives the Company an advantage in retaining toter independent owner-operators. The average tenure with the Company of its toter independent owner-operators is 5.2 years in 2001 compared to 4.7 years in 2000.

In Specialized Outsourcing Services, Morgan is competing with national carriers for the recruitment and retention of independent owner-operators who own semi-tractors and pick ups. The average length of service of the Company's independent owner-operators is approximately 1.9 years in 2001, compared to 2.1 years in 2000.

Independent owner-operators are generally compensated for each trip on a per mile basis. Independent owner-operators are responsible for operating expenses, including fuel, maintenance, lodging, meals, and certain insurance coverage's. The Company provides required permits, cargo and liability insurance (coverage while transporting goods for the Company), and communications, sales and administrative services. Independent owner-operators, except for owners of certain pick-up trucks, are required to possess a commercial driver's license and to meet and maintain compliance with requirements of the U.S. Department of Transportation and standards established by the Company.

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

Driver Outsourcing

The Company utilizes both independent contractors and employees in its Driver Outsourcing operations. The Company out sources its 1,042 drivers on a trip-by-trip basis for delivery to retailers and rental truck agencies, recreational and commercial vehicles, such as buses, tractors, and commercial vans. These individuals are recruited through driver recruiters, trade magazines, brochures, and referrals. Prospective drivers are required to possess at least a chauffeur's license and are encouraged to obtain a commercial driver's license. They must also meet and maintain compliance with requirements of the U.S. Department of Transportation and standards established by the Company. Outsourcing drivers are paid on a per mile basis. The driver is responsible for most operating expenses, including fuel, return travel, lodging, and meals. The Company provides licenses, cargo and liability insurance, communications, sales, and administrative services.

Agents and Employees

The Company has 70 terminal managers and assistant terminal managers who are involved directly with the management of equipment and drivers. The terminal personnel are responsible for the Company's terminal operations including safety, customer relations and equipment assignment. In addition to the terminal personnel, the Company employs 105 other full-time employees.

Seasonality

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. The Company's operating revenues, therefore, tend to be stronger in the second and third quarters.

Risk Management, Safety and Insurance

The risk of losses arising from traffic accidents is inherent in any transportation business. The Company carries auto liability insurance with a deductible of $250,000 per occurrence except for the period from April 1, 1998 to March 31, 1999, which had a deductible of $150,000. The Company maintains cargo damage insurance with a deductible of $1,000,000. This deductible was $150,000 from April 1, 1998 to March 31, 1999, and $250,000 for prior periods. The Company believes that its current insurance coverage is adequate to cover its liability risks.

The frequency and severity of claims affects the cost and potentially the availability of such insurance. Acquisition of liability insurance in the trucking industry has become increasingly more difficult and expensive over the past year. Effective July 1, 2001, the Company renewed its primary liability insurance, workers compensation, cargo, and property insurance at significantly higher premium levels. These increased insurance premiums had a material adverse effect on its net income for 2001. Insurance premiums for its primary liability insurance, workers compensation, cargo, and property insurance coverage were $5,220,000 and $2,445,000 for policy years' ended June 30, 2002 and 2001, respectively. The Company attempted to pass these increased costs through to its customers; however, due to unfavorable marketplace conditions (i.e. competitive environment, supply/demand, etc.), the planned insurance surcharge was not readily absorbed by our customer base, and the Company was able to recover only a portion of the premium increase from customers in the form of apportioned insurance charges (AIC). The net impact on the Company's operating results for the next 12 months cannot be determined at this time.

In 2001, the Company utilized a third party to finance its insurance premiums. In conjunction with this financing arrangement, the Company borrowed $2,210,201 and prepaid its annual premiums to its insurance underwriter. The terms of the financing allow for the lender to have a first lien hold interest in the return of any prepaid premiums. The financing was for a nine-month period at an interest rate of 5.84% with the final payment due on April 2, 2002. At December 31, 2001, the net transaction is recorded as prepaid insurance in the current assets section of the balance sheet as follows:

                 Unused Prepaid Premiums             $1,784,362
                 Amount due under financing
                   arrangements                        (894,581)
                                                   ------------
                 Net Prepaid                        $   889,781

In addition, should the Company incur substantial losses above its insurance coverage or below its deductibles, its results could be materially adversely affected.

The Company continues to review its insurance programs, self-insurance limits and excess policy provisions. The Company believes that its current insurance coverage is adequate to cover its liability risks. There can be no assurance that the Company can continue to maintain its present insurance coverage on acceptable terms.

The following table sets forth information with respect to bodily injury, property damage, cargo claims, and automotive physical damage reserves for the years ended December 31, 2001, 2000, and 1999, respectively.

                             Claims Reserve History
                            Years Ended December 31,
                                 (In thousands)

                                       2001             2000             1999
                                       ----             ----             ----

Beginning Reserve Balance              $8,346           $8,418           $8,108
Provision for Claims                    2,496            6,028            8,633
Payments, net                          (3,736)          (6,100)          (8,323)
                                       ------           ------           ------
Ending Reserve Balance                 $7,106           $8,346           $8,418
                                       ======           ======           ======


The Company has driver recognition programs emphasizing safety to enhance the Company's overall safety record. In addition to periodic recognition for safe operations, the Company has implemented safe driving bonus programs. These plans generally reward drivers on an escalating rate per mile based upon the claim-free miles driven. The Company utilizes a field safety organization, which places a dedicated safety officer at most regional centers. These individuals work towards improving safety by analyzing claims, identifying opportunities to reduce claims costs, implementing preventative programs to reduce the number of incidents, and promoting the exchange of information to educate others. The Company has a Director of Safety and D.O.T. Compliance and six (6) field safety managers.

As a part of continuing efforts to contain claims expense, the Company is expanding its safety awareness as well as formal safety training efforts among both owner-operators and terminal personnel. Cargo claim expense as a percent of operating revenue was 1.5% in both 2000 and 2001. Personal liability and property damage claims decreased from 2.5% to 1.9% of operating revenue from 2000 to 2001, respectively. Management believes these results are attributable to the Company's focus on driver safety.

Interstate makes available bobtail liability and physical damage insurance coverage for the Company's independent owner-operators. Interstate also writes performance surety bonds for Morgan. The Company may also utilize its wholly owned insurance subsidiary to secure business insurance for Morgan through re-insurance contracts.

TISA is licensed to sell insurance products within the State of Indiana to both Company and non-Company drivers. TISA offers work accident and passenger insurance coverage. TISA losses are underwritten by an independent, third party insurance carrier.

Competition

All of the Company's activities are highly competitive. In addition to fleets operated by manufacturers, the Company competes with numerous regional or local carriers. The Company's principal competitors in the Manufactured Housing and Specialized Outsourcing Services marketplaces are privately owned. No assurance can be given that the Company will be able to maintain its competitive position in the future.

Competition among carriers is based on the rate charged for services, quality of service, financial strength, and insurance coverage. Driver's equipment and transportation permits are required to compete.

Regulation

The Company's interstate operations (MDA and TDI) are subject to regulation by the Federal Motor Carrier Safety Administration ("FMCSA"), which is an agency of the United States Department of Transportation ("D.O.T."). This jurisdiction was transferred to the D.O.T. with the enactment of the Interstate Commerce Commission Termination Act. Effective January 1, 1995, federal law preempted the economic regulation of certain intrastate operations by various state agencies. The states continue to have jurisdiction primarily to insure that carriers providing intrastate transportation services maintain required insurance coverage, comply with applicable safety regulations, and conform to regulations governing size and weight of shipments on state highways. Most states have adopted the Federal Motor Carrier safety regulations and actively enforce them in conjunction with D.O.T. personnel.

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

The D.O.T. regulates safety matters with respect to the interstate operations of the Company. Among other things, the D.O.T. regulates commercial driver qualifications and licensing; sets minimum levels of financial responsibility; requires carriers to enforce limitations on drivers' hours of service; prescribes parts, accessories and maintenance procedures for safe operation of commercial/motor vehicles; establishes health and safety standards for commercial motor vehicle operators; and utilizes audits, roadside inspections and other enforcement procedures to monitor compliance with all such regulations. The D.O.T. has established regulations that mandate random, periodic, pre-employment, post-accident and reasonable cause drug testing for commercial drivers and similar regulations for alcohol testing. The Company believes that it is in substantial compliance with all material D.O.T. requirements applicable to its operations.

In Canada, provincial agencies grant both intra-provincial and extra provincial authority; the latter permits transborder operations to and from the United States. The Company has obtained from Canadian provincial agencies all required extra provincial authority to provide transborder transportation of manufactured homes and motor homes throughout most of Canada.

Most manufactured homes exceed the maximum dimensions allowed on state highways without a special permit. The Company obtains these permits from each state, which allows the Company to transport manufactured homes on state highways. The states and Canadian provinces have special requirements for over-dimensional loads detailing permitted routes, timing required, signage, escorts, warning lights and similar matters.

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

Interstate, the Company's insurance subsidiary, is an insurance company incorporated under Vermont law. It is required to report annually to the Vermont Department of Banking, Insurance, Securities & Health Care Administration, and must submit to an examination by this Department on a triennial basis. Vermont regulations require Interstate to be audited annually and to have its loss reserves certified by an approved actuary. The Company believes Interstate is in substantial compliance with Vermont insurance regulations.

Item 2.  PROPERTIES

The Company owns approximately 24 acres of land with improvements in Elkhart, Indiana. The improvements include a 23,000 square foot office building housing the Company's principal office and Manufactured Housing; a 7,000 square foot building housing Specialized Outsourcing Services; a 9,000 square foot building used for the Company's safety and driver service departments. Most of the Company's 54 locations are situated on leased property. The Company also owns and leases property for storage at various locations throughout the United States, usually in proximity to manufacturers of products moved by the Company. The property leases have term commitments of a minimum of thirty days and a maximum of three years, at monthly rentals ranging from $10 to $6,500. The following table summarizes the Company's owned real property.

      Property                          Property                  Approximate
      Location                        Description                   Acreage
      --------                        -----------                   -------

Elkhart, Indiana                  Corporate offices                   24
Wakarusa, Indiana                 Terminal and storage                 4
Middlebury, Indiana               Storage                             13
Mocksville, North Carolina        Terminal and storage                 8
Edgerton, Ohio                    Storage                              2
Woodburn, Oregon                  Storage                              4
Woodburn, Oregon                  Terminal and storage                 1
Montevideo, Minnesota             Storage                              3
Fort Worth, Texas                 Storage                              6

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

In addition to the preliminary injunction issued by the court on September 28, 2001, the Company is also seeking monetary damages from the competitor and the senior officer, as well as a permanent injunction against unfair competition and unlawful interference with the Company's contracts. Over the competitor's objection, the court ruled on September 28, 2001, that the parties could take immediate discovery in the case on these remaining issues.

The competitor and former senior officer have filed certain counterclaims against the Company, which the Company plans to defend vigorously.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the American Stock Exchange under the symbol MG. As of February 28, 2002, there were 125 shareholders of record of the Company's Class A common stock. This figure does not include shareholders with shares held under beneficial ownership in nominee name or within clearinghouse position of brokerage firms and banks. At December 31, 2001, the Class B common stock was held by a subsidiary of Lynch Interactive Corporation (AMEX: LIC).

Market Price of Class A common stock:

                                    2001                       2000
                            -----------------           ----------------
Quarter Ended               High          Low           High         Low
                            ----          ---           ----         ---

March 31                    $4.38        $3.90         $8.50        $5.38
June 30                      4.10         3.65          7.88         6.13
September 30                 3.85         3.50          7.25         5.25
December 31                  3.50         2.50          6.06         3.75
Dividends Declared:
                               Class A                           Class B
                            Cash Dividends                    Cash Dividends
                            ---------------                   ---------------
Quarter Ended               2001       2000                   2001       2000
                            ----       ----                   ----       ----

March 31                    $0.00     $0.02                  $0.00      $0.010
June 30                      0.00      0.02                   0.00       0.010
September 30                 0.00      0.01                   0.00       0.005
December 31                  0.00      0.00                   0.00       0.000

The Company's ability to pay dividends is limited by covenants with its senior lenders.

On January 24, 2002, Lynch Interactive Corporation, the Company's majority stockholder, completed a transaction to spin off its investment in the Company, which was held through its wholly owned subsidiary Morgan Group Holding Co. Stockholders of record of Lynch Interactive Corporation as of December 18, 2001, received one share of Morgan Group Holding Co. for each share owned of Lynch Interactive Corporation.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

THE MORGAN GROUP, INC. AND SUBSIDIARIES FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share amounts)


                                                  2001          2000          1999          1998           1997
                                                  ----          ----          ----          ----           ----
Operations
  Operating Revenues (1)                        $101,168      $128,367      $172,491      $178,044      $171,390
  Operating Income (Loss) (2)                     (1,882)       (2,038)          550         2,007         1,015
  Net Income (Loss) (2) (3)                       (1,989)       (4,799)           19           903           196


Net Income (Loss) Per Share:
  Basic & Diluted                                 $(0.68)       $(1.96)        $0.01         $0.35         $0.07
  Cash Dividends Declared:
      Class A                                       0.00          0.05          0.08          0.08          0.08
      Class B                                       0.00         0.025          0.04          0.04          0.04

Financial Position
  Total Assets                                  $ 22,530      $ 23,269      $ 32,264      $ 33,387      $ 33,135
  Working Capital                                  1,300         1,063         3,189         3,806         1,613
  Long-term Debt                                     182           288           965         1,480         2,513
  Shareholders' Equity                             6,982         7,201        12,092        13,221        12,724


Common Shares Outstanding at Year
   End (in 000's)                                  3,448         2,448         2,448         2,554         2,638
Basic Weighted Average Shares
   Outstanding (in 000's)                          2,922         2,448         2,470         2,606         2,657


(1) Reclassification of Operating Revenue. Gross operating revenues and operating expenses for 2000 and prior years were reclassified to conform to the current year presentation. This consisted of reclassifying escort and insurance billings to operating revenue that were previously recorded as offsets against operating costs. The reclassification increased operating revenues and operating expenses proportionately. There was no impact on operating income or net income from this reclassification.

(2)  Includes pre-tax special charges of $624,000 ($412,000 after-tax) in 1997.

(3) Includes deferred tax expense relating to changes in the valuation allowance of $601,000 and $3,188,000 in 2001 and 2000, respectively.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2001 Compared with 2000

Consolidated Results

Revenues decreased by 21% to $101.2 million in 2001 from $128.4 million in 2000. The largest decline was in the manufactured housing division where revenues were down 33% to $60.2 million from $89.2 million in the prior year. The driver outsourcing division declined 16% to $17.6 million while specialized outsourcing increased 37% to $21.0 million.

The manufactured housing market continued a slump that began in late 1999. Industry shipments of manufactured homes, Morgan's largest division, declined by 24% in 2001 compared to 2000, following a similar decline of 26% in 2000 compared to 1999. In the Company's second largest division, industry shipments of recreational vehicles declined by 19% in 2001 from the prior year.

Revenues for September through December 2001 were negatively impacted for all four divisions by the September 11, 2001 terrorist attacks. Shippers experienced work slowdowns and demand fell as customers cancelled orders.

Although revenues declined by $27.2 million in 2001, the Company was successful in implementing cost-cutting programs designed to match expenses with reduced revenue levels. In the Company's business model, 85% of expenses are variable on a load-by-load basis, 11% of expenses are variable within a 60-day period, and only 4% are fixed in the long term.

The Company has continued to eliminate or reduce costs to maximize operating profit on overall lower revenues. As a result, the EBITDA loss (earnings before interest, taxes, depreciation and amortization) was comparable to the prior year at $994,000 compared to $971,000 in 2000.

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

On April 1, 2001, the Company renewed insurance policies for excess insurance above its primary $3 million coverage layer. On July 1, 2001 the Company renewed its primary liability insurance program as well as workers compensation and property insurance. The market for liability insurance for trucking companies became significantly more expensive in 2001 and as a result, the Company's insurance rates increased markedly on the renewal dates. Insurance premium expense increased significantly in 2001 compared to 2000.

The Company attempted to pass these increased costs through to its customers; however, due to unfavorable marketplace conditions (i.e. competitive environment, with weakened demand), the planned insurance surcharge was not readily absorbed by our customer base. The Company was able to recover 25% of the premiums from customers in the form of apportioned insurance charges (AIC) in 2001. The net impact on the Company's operating results for the next 12 months cannot be determined at this time. As marketplace awareness develops, the Company expects conditions to become more conducive to customer absorption of insurance surcharges.

The Company has implemented major new safety initiatives in the past two years in an effort to reduce claim costs and improve customer service. As a result, claim expense net of salvage and subrogation decreased by $1.7 million in 2001 compared to the prior year.

The Company recorded non-cash charges of $0.6 million and $3.2 million in 2001 and 2000, respectively; to write down the value of deferred tax assets. The Company has a cumulative loss in its three most recent fiscal years and Management believes that under the provisions of Statement of Financial Accounting Standard No. 109, it would be inconsistent to rely on future taxable income to support realization of the deferred tax assets.

In August 2001 the Company received an income tax refund of $664,000 from filing a federal net operating loss carry-back return for the 2000 tax year. The Company recorded an additional income tax benefit in 2001 of $513,000 related to income tax refunds due to the Company for the 2001 tax year.

For additional information concerning the provision for income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 8 of the Notes to Consolidated Financial Statements.

Segment Results

The Company conducts its operations in four principal segments as discussed below. The following discussion sets forth certain information about the segment results.

Manufactured Housing

The  Company  is  the  largest  provider  of  transportation   services  to  the
manufactured housing industry. From 1995 to 1999, the industry shipped an average of 356,000 manufactured homes per year according to a report from the Manufactured Housing Institute. Late in 1999, consumer credit for manufactured home buyers became constricted, causing demand for homes to fall and inventories to build. The industry shipped 349,000, 251,000 and 193,000 homes in 1999, 2000 and 2001, respectively.

Shipments of new manufactured homes reached a ten-year low in December 2000 and year-over-year shipments have improved slowly and steadily through 2001.

Effective October 1, 2001, the Company is no longer the primary carrier for Oakwood Homes Corporation (NYSE: OH). In 2001, Oakwood was the Company's largest customer, generating revenues of $10.9 million. The Company will continue as the primary backup carrier for Oakwood. Revenues from September to December 2001 in manufactured housing were also negatively impacted by a loss of drivers that primarily hauled Oakwood homes.

Management is currently implementing marketing and sales programs directed at successfully replacing the Oakwood revenue. The Company has obtained significant new contracts both in manufactured housing and other segments with New Flyer Industries, Monaco Coach, Union Pacific, Wabash Trailers, Skyline RV, Thor Industries, Inc., Dutchmen, a subsidiary of Thor Industries, Inc., Lowes Companies, Inc., Wal-Mart, Jayco Incorporated, Timberline Homes, S&S Housing and others that in the aggregate are expected to generate annual revenue offsetting the Oakwood decline.

In manufactured housing, the Company is focusing on obtaining large national contracts, including significant new or revised contracts with Fleetwood Enterprises, Cavalier Homes and Clayton Homes.

In September the Company filed a lawsuit alleging that one of its former senior officers had conspired with a competitor to misappropriate the Company's drivers, employees, customers and trade secrets both during that officer's employment with the Company and after she left the Company. The court issued a preliminary injunction in favor of the Company on September 28, 2001. In addition the Company is seeking monetary damages as well as a permanent injunction against unfair competition and unlawful interference with the Company's contracts. See Part I; Item 3 "Legal Proceedings."

Driver Outsourcing

Driver Outsourcing provides outsourcing transportation services primarily to manufacturers of recreational vehicles, commercial trucks and other specialized vehicles. Driver Outsourcing operating revenues decreased 16% in 2001 to $17.6 million. The decrease was primarily the result of softness in the recreational vehicle market.

Specialized Outsourcing Services

Specialized Outsourcing Services consists of delivering large trailers, travel and other small trailers. The Company discontinued a specialized transport service ("Decking") in 2000. Operating revenues increased 37% to $21.0 million in 2001.

Insurance/Finance

The Company's Insurance/Finance segment provides insurance and financing services to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all bodily injury, property damage and cargo loss costs are captured.

Insurance/Finance operating revenues decreased $0.5 million to $2.4 million in 2001 reflecting a decrease in owner-operator insurance premiums relating to the decline in the manufactured housing industry. However, Insurance/Finance EBITDA loss decreased $1.5 million to $5.3 million due to improved bodily injury, property damage and cargo loss claims experience. The deductible for personal injury and property damage is $250,000 per occurrence. The Company is essentially self-insured for cargo losses with a deductible of $1,000,000.

As a part of continuing efforts to contain claims expense, the Company continues to emphasize its safety awareness and formal safety training efforts among both owner-operators and terminal personnel. Cargo claims as a percent of operating revenue was at 1.5% in both 2000 and 2001. Bodily injury and property damage claims decreased from 2.5% to 1.9% of operating revenue from 2000 to 2001, respectively. Management believes these results are attributable to the Company's focus on driver safety.

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

To combat this severe decline in revenues, the Company, in March 2000, instituted significant cost reduction initiatives in all areas with primary focus on staff reduction and consolidation of facilities. The effects of these initiatives were savings of $1.8 million in 2000. In spite of these significant efforts, operating costs and expenses as a percentage of revenue were 102% for the year ended December 31, 2000, compared to 99% in the prior year, resulting in a loss from operations of $2.0 million.

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

In the fourth quarter 2000, the Company recorded non-cash charges of $3.2 million relating to the valuation of deferred tax assets. Because the Company has a cumulative loss in its three most recent fiscal years and is in default on its Credit Facility (see "Liquidity and Capital Resources" and Note 5 of the Notes to Consolidated Financial Statements), Management believes that with the technical provisions of Statement of Financial Accounting Standard No. 109, it would be inconsistent to rely on future taxable income to support realization of the deferred tax assets. For additional information concerning the provision for income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 8 of the Notes to Consolidated Financial Statements.

The net loss for 2000 was $4.8 million compared to net income of $19,000 in 1999.

Segment Results

The Company conducts its operations in four principal segments as discussed below. The following discussion sets forth certain information about the segment results.

Manufactured Housing

Manufactured Housing operating revenues are generated from providing transportation and logistical services to manufacturers of manufactured homes. Manufactured Housing operating revenues decreased 28% from 1999 to $89.2 million in 2000.

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

The Company is focusing on large national contracts. The Company in 2001 renewed and expanded its contracts with Fleetwood and Clayton Homes, Inc.

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

Cargo claims as a percent of operating revenue decreased to 1.5% in 2000 compared to 2.3% in 1999. Bodily injury and property damage claims as a percent of operating revenue decreased to 2.5% in 2000 compared to 3.3% in 1999.

Liquidity and Capital Resources

2001 Key Events Impacting Liquidity

On July 12, 2001, the Company completed a $2 million capital infusion from its majority stockholder Lynch Interactive Corporation. Morgan issued one million new Class B shares of common stock in exchange for a $2.0 million cash investment, thereby increasing Lynch's ownership position in the Company from 55.6% to 68.5%. The proceeds from the transaction are invested in U.S. Treasury backed instruments and are pledged as collateral for the Credit Facility. (See Spin off Transaction in Note 16 to financial statements)On July 27, 2001, the Company obtained a new three-year $12.5 million Credit Facility. The Credit Facility replaces the Company's previous credit line that had expired on January 28, 2001.

The Credit Facility will be used for working capital purposes and to post letters of credit for insurance contracts. As of December 31, 2001, the Company had outstanding borrowings of $80,000 and $7.0 million outstanding letters of credit. Borrowings bear interest at a rate per annum equal to either Bank of New York Alternate Base Rate ("ABR") plus one-half percent or, at the option of Company, absent an event of default, the one month London Interbank Offered Rate ("LIBOR") as published in The Wall Street Journal, averaged monthly, plus three percent. Borrowings and posted letters of credit on the Credit Facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments, and are subject to certain financial covenants including minimum tangible net worth, maximum funded debt, minimum fixed interest coverage and maximum capital expenditures. The facility is secured by accounts receivable, investments, inventory, equipment and general intangibles. The facility may be prepaid anytime with prepayment being subject to a 3%, .75% and .25% prepayment penalty during year 1, 2 and 3, respectively.

The prior Credit Facility matured on January 28, 2001, at which time the Company had no outstanding debt and $6.6 million of outstanding letters of credit. The Company was in default of the financial covenants. The bank decided not to renew the prior Credit Facility; and, as a result, the Company had a payment default.

On July 31, 2001, the Company closed on a real estate mortgage for $500,000 that is secured by the Company's land and buildings in Elkhart, Indiana. The loan proceeds are invested in U.S. Treasury backed instruments and are pledged as collateral for $600,000 in letters of credit issued by the Bank. The mortgage bears interest at prime rate plus 0.75%, and is for a six-month term with outstanding principal, which matured on February 1, 2002. The Company has a payment default on this scheduled principal payment and is currently seeking a replacement lender. The loan is subject to the same covenants as the Credit Facility.

Acquisition of liability insurance in the trucking industry has become increasingly more difficult and expensive over the past year. Effective July 1, 2001, the Company renewed its primary liability insurance, workers compensation, cargo, and property insurance at an increase of 97% over its prior year premium cost. These increased insurance premiums had material adverse effects on its net income for 2001. The Company attempted to pass these increased costs through to its customers; however, due to unfavorable marketplace conditions (i.e. competitive environment, with weakened demand), the planned insurance surcharge was not readily absorbed by our customer base. The Company was able to recover a portion of the premiums from customers in the form of apportioned insurance charges (AIC) in 2001. The net impact on the Company's operating results for the next 12 months cannot be determined at this time. As marketplace awareness develops, the Company expects conditions to become more conducive to customer absorption of insurance surcharges.

At December 31, 2001, in conjunction with the insurance renewal, the Company has posted $7.5 million letters of credit to the insurance carriers through credit facilities as collateral for the payment of claim reimbursements.

In August 2001 the Company received an income tax refund of $664,000 from filing a federal net operating loss carry-back return for the 2000 tax year. The Company recorded an additional income tax benefit in 2001 of $513,000 related to income tax refunds due to the Company for the 2001 tax year.

On December 12, 2001, the Company issued non-transferable warrants to purchase shares of common stock to the holders of our Class A and Class B common stock. Each warrant entitles the holder to purchase one share of their same class of common stock at an exercise price of $9.00 per share through the expiration date of December 12, 2006. The Class A warrants provide that the exercise price will be reduced to $6.00 per share during a Reduction Period of at least 30 days during the five-year exercise period. See Note 16 to the financial statements.

2002 Key Events Impacting Liquidity

On February 7, 2002, the Company obtained a temporary increase in its credit availability on the Credit Facility of $1 million. The Company provided the lender a second mortgage on real estate in Elkhart, Indiana. The $1,000,000 increase will be eliminated on May 31, 2002.

On February 19, 2002, the Board of Directors agreed to set the exercise price reduction period on the Class A warrants to begin on February 26, 2002 and to extend for 63 days, expiring on April 30, 2002 (the "Reduction Period"). The Board of Directors agreed to reduce the exercise price of the warrants to $2.25 per share, instead of $6.00 per share, during the Reduction Period. The Board of Directors reduced the exercise price to $2.25 to give warrant holders the opportunity to purchase shares at a price in the range of recent trading prices of the Class A common stock, with a view to generating proceeds, if warrants are exercised, to assist the Company in addressing near term liquidity requirements. There is no assurance that any warrants will be exercised. All other terms regarding the warrants, including the expiration date of the warrants, remain the same.

Working Capital Requirements

Company accounts receivable provides much of the collateral base for the credit facility, which supports outstanding letters of credit and provides borrowing capacity for working capital. The impact of decreased revenues and accounts receivable have, therefore, reduced the borrowing capacity and liquidity to minimal levels. Management is aggressively pursuing financing options to allow the Company to meet its liquidity requirements during this slow period through the first quarter, 2002, until accounts receivable recover to stronger levels. Management is working with its lenders to obtain additional financing, and to obtain modification or waivers with respect to certain credit facility covenants.

The Company expects to file for a federal income tax refund from carryback of net operating losses for tax year 2001. A refund of approximately $1.5 million is expected.

Additional financing options the Company is pursuing include negotiating reductions of the $7 million collateral requirements for its liability insurance. Additionally, the reduction in the exercise price for warrants issued December 12, 2001, may induce warrant holders to exercise their warrants, generating cash proceeds. Two of our principal stockholders have orally indicated an interest in exercising warrants at the reduced exercise price which, if exercised during the Reduction Period, would provide for approximately $500,000 in proceeds. We can give no assurance, however, that any warrants will be exercised. At this time, the Company's ability to successfully cover its financial obligations during this slow season is uncertain.

The financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon its ability to successfully maintain its financing arrangements and to comply with the terms thereof, and to marshal its capital resources to timely meet all obligations.

Inflation

Most of the Company's expenses are affected by inflation, which generally results in increased costs. During 2001, the effect of inflation on the Company's results of operation was minimal.

The transportation industry is dependent upon the availability and cost of fuel. Although the Company's owner-operators pay fuel costs, increases in fuel prices may have significant adverse effects on the Company's operations for various reasons. Since fuel costs vary between regions, drivers may become more selective as to regions in which they will transport goods resulting in diminished driver availability. Also, the Company would experience adverse effects during the time period from when fuel costs begin to increase until the time when scheduled rate increases to customers become effective. Increases in fuel prices may also affect the sale of recreational vehicles by making the purchase less attractive to consumers. A decrease in the sale of recreational vehicles would be accompanied by a decrease in the transportation of recreational vehicles and a decrease in the need for Driver Outsourcing services.


Impact of Seasonality

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. The Company's operating revenues, therefore, tend to be stronger in the second and third quarters.

Critical Accounting Policies and Estimates

Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company reviews its accounting policies used in reporting its financial results on a regular basis. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including among possible others those related to revenue recognition; allowance for doubtful accounts; intangible assets; deferred income taxes; auto liability and workers' compensation claims; contingencies and litigation. The Company prepares its estimates based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results will differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results.

Management believes the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Net revenue consists of three major components: linehaul revenues, assessorial revenue and driver insurance revenue.

Linehaul revenue represents total loaded miles of a shipment times a contractual rate per mile; accessorial revenue represents customer billings for escorts, permits, labor, fuel surcharges, insurance surcharges and reimbursement for other incidental costs incurred related to linehaul revenue. Driver insurance revenue represents billings to drivers for insurance products sold through Company subsidiary entities, Interstate and TISA.

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

Revenues are recorded in the period the services are rendered as determined by the acceptance of delivery by the customer or consignee.

The Company records its estimated reductions to revenue for customer discount programs and incentive offerings including special pricing agreements and other volume-based incentives as the incentives are contractually earned.

Accounts Receivable and Allowance for Doubtful Accounts

The Company generates a significant portion of its revenues and corresponding accounts receivable from the transportation industry.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is determined based upon indicators of potential collectibility concerns such as historical payment patterns, aging of accounts receivable and actual write-off history. If the financial condition of the Company's customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill Impairment and Other Identifiable Intangibles-- Recent Accounting Pronouncements

The Company assesses the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors considered important which could trigger an impairment review include the following:

     o    Significant   underperformance  relative  to  expected  historical  or
          projected future operating results;

     o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     o    Significant negative industry or economic trends;

     o    Company market capitalization relative to net book value.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards, No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). These Statements change the accounting for business combinations, goodwill, and intangible assets. SFAS 142 requires a discounted cash flow approach to estimate potential impairment of intangible assets.

In 2002,  SFAS No.  142  became  effective  and as a  result,  we will  cease to amortize approximately $6.0 million of net goodwill. We had recorded approximately $0.4 million of goodwill amortization during 2001 and would have recorded approximately $0.4 million of amortization during 2002.

Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have definite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to both goodwill and intangible assets acquired after June 30, 2001.

The Company adopted SFAS No. 141 and 142 in the third quarter of 2001 except with respect to the provisions of SFAS No. 142 relating to goodwill and intangibles acquired prior to July 1, 2001. Those provisions of SFAS No. 142 will be adopted January 1, 2002.

In 2001, significant negative indicators existed for the Company, including, but not limited to, significant revenue declines as well as operating and cash flow losses and the loss of a significant customer on October 1, 2001. As a result, management deemed it appropriate to obtain an independent valuation of the Company's intangible assets to determine if impairment existed in 2001. This valuation was performed under the current accounting pronouncement on impairment, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of that utilizes an undiscounted cash flow approach to estimate any potential impairment.

The independent valuation based upon the Company's estimated future cash flow concluded that there is no impairment of the Company's assets under SFAS No.
121. However, there was a projected impairment under SFAS No. 142 of approximately $325,000 to $600,000, which was disclosed, in the Company's third quarter Form 10-Q. The Company is currently in the process of updating the valuation analysis under SFAS No. 142 in anticipation of adoption on January 1, 2002. Any impairment charges resulting from this analysis will be recognized in the first quarter of 2002.

Income Taxes and Deferred Taxes

The Company accounts for deferred income taxes based upon differences between the financial reporting and income tax bases of its assets and liabilities. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, more likely than not, the future tax benefits will not be recognized. The Company bases the valuation allowance upon levels of taxable income historically generated by the Company, as well as projections of future taxable income.

Insurance and Claims Reserves

The risk of losses arising from accidents is inherent in any transportation business. The nature of the Company's business is such that it is subject to product damage and liability lawsuits stemming from highway accidents. The Company has risk for primarily two types of claims, liability and cargo, which vary in the amount of time to settle. The cargo claims are typically smaller claims related to damage during transportation of a unit. These claims are generally settled within a one to two-year timeframe. The liability claims are typically larger in size and are related to property damage and personal injury accidents. These claims are complex and sometimes may take up to ten years to settle.

To mitigate a portion of this risk, the Company maintains insurance for liability claims with a deductible of $250,000 per occurrence with a $25 million total limit. For the cargo claims, the Company is self-insured.

Liability lawsuits are routinely reviewed by the Company's insurance carrier, managing agent and management for purposes of establishing ultimate loss estimates. Provisions for estimated losses in excess of insurance limits are provided at the time such determinations are made. The Company utilizes standby letter of credits to post for the benefit of the insurance carrier to collateralize their exposure. These letters of credit are secured by accounts receivable and investments. The Company's insurance limits have generally been adequate to cover losses experienced by the Company.

The Company maintains a ledger of all claims in process and computes an estimated liability for these claims. When a claim is incurred and reported, an estimated liability and expense is computed based upon the nature of the claim. The Company estimated portion of the claim liability is recorded as a liability with a corresponding amount recorded as claim expense. As the claim develops, the accrued liability is adjusted upward or downward based upon the facts and circumstances derived during the settlement process. This liability is recorded in the current and long-term section of the balance sheet based upon its expected time frame for settlement.

When the claim is settled and all parties have reached agreement, payments are made to fully satisfy the claim. The difference, if any, between the final estimated settlement versus actual settlement expense is recorded as an adjustment to claims expense.

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or the future financial performance of the Company appear in the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of the Company, including, without limitation, statements relating to the Company's goals, strategies, expectations, competitive environment, regulation and availability of financial and other resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) dependence on the Manufactured Housing industry; (2) costs of accident claims and insurance; (3) customer contracts and concentration; (4) the competition for qualified drivers; (5) independent contractors and labor matters; (6) risks of acquisitions; (7) seasonality and general economic conditions; (8) availability and sufficiency of credit facilities; (9) potential inability to raise sufficient equity capital; and (10) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. See Item 1. Business - Forward-Looking Discussion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A of Form 10-K appears in Item 7 of this report under the heading "Liquidity and Capital Resources" and is incorporated herein by this reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     The Morgan Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
           (Dollars and shares in thousands, except per share amounts)

                                                              December 31
                                                         2001             2000
                                                         ----             ----
ASSETS
Current assets:
   Cash and cash equivalents                          $ 1,017          $ 2,092
   Investments - restricted                             2,624                -
   Accounts receivable, less allowances
      of $439 in 2001 and $248 in 2000                  6,322            7,881
   Refundable taxes                                       591              499
   Prepaid insurance                                      890               96
   Other current assets                                 1,313            1,051
   Deferred income taxes                                    -              319
                                                      -------          -------
Total current assets                                   12,757           11,938
                                                      -------          -------

Property and equipment, net                             3,385            3,688
Goodwill and other intangibles, net                     6,256            6,727
Deferred income taxes                                       -              282
Other assets                                              132              634
                                                      -------          -------
Total assets                                          $22,530          $23,269
                                                      =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable, banks                               $   580          $     -
   Trade accounts payable                               4,505            2,373
   Accrued liabilities                                  2,500            3,704
   Accrued claims payable                               3,028            3,224
   Refundable deposits                                    675            1,357
   Current portion of long-term debt                      169              217
                                                      -------          -------
Total current liabilities                              11,457           10,875

Long-term debt, less current portion                       13               71
Long-term accrued claims payable                        4,078            5,122
Commitments and contingencies                               -                -

Shareholders' equity:
   Common stock, $.015 par value:
      Class A: Authorized shares - 7,500
         Issued shares - 1,607                             23               23
      Class B: Authorized shares -
           4,400 in 2001 and 2,500 in 2000
         Issued and outstanding shares -
           2,200 in 2001 and 1,200 in 2000                 33               18
   Additional paid-in capital                          14,214           12,459
   Retained deficit                                    (4,105)          (2,116)
Less - treasury stock at cost
   (359 Class A shares)                                (3,183)          (3,183)
                                                      -------          -------
Total shareholders' equity                              6,982            7,201
                                                      -------          -------
Total liabilities and shareholders' equity            $22,530          $23,269
                                                      =======          =======

See accompanying notes.

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
           (Dollars and shares in thousands, except per share amounts)



                                                         For the year ended December 31
                                                    2001             2000              1999
                                                    ----             ----              ----

Operating revenues                              $101,168         $128,367          $172,491

Costs and expenses:
   Operating costs                                93,933          119,895           160,636
   Selling, general and administration             8,229                             10,090
                                                                    9,443
   Depreciation and amortization                     888            1,067             1,215
                                                --------          -------            ------
                                                 103,050          130,405           171,941
                                                --------          -------            ------

Operating income (loss)                           (1,882)          (2,038)              550
Interest expense                                     273              310               338
                                                --------          -------            ------
Income (loss) before income taxes                 (2,155)          (2,348)              212

Income tax expense (benefit)                        (166)           2,451               193
                                                --------          -------            ------

Net income (loss)                               $ (1,989)         $(4,799)           $   19
                                                ========          =======            ======
Net income (loss) per common share:
  Basic and diluted                             $  (0.68)         $ (1.96)           $ 0.01

Weighted average shares outstanding                2,922            2,448             2,470

Cash dividends declared per common share:
  Class A                                              -           $0.050            $0.080
  Class B                                              -            0.025             0.040


See accompanying notes.

                     The Morgan Group, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                (Dollars in thousands, except per share amounts)


                                                  Class A      Class B     Additional                 Retained
                                                  Common       Common       Paid-in      Treasury     Earnings
                                                   Stock        Stock       Capital        Stock      (Deficit)      Total
                                                   -----        -----       -------        -----      ---------      -----

Balance at December 31, 1998                         $23          $18       $12,459      $(2,177)      $2,898       $13,221
   Net income                                          -            -             -            -           19            19
   Purchase of treasury stock                          -            -             -       (1,006)           -        (1,006)
   Common stock dividends:
      Class A ($.080 per share)                        -            -             -            -          (94)          (94)
      Class B ($.040 per share)                        -            -             -                       (48)          (48)
                                                     ---          ---       -------      -------      -------       -------
Balance at December 31, 1999                         $23          $18       $12,459      $(3,183)      $2,775       $12,092

   Net loss                                            -            -             -            -       (4,799)       (4,799)
   Common stock dividends:
      Class A ($.050 per share)                        -            -             -            -          (62)          (62)
      Class B ($.025 per share)                        -            -             -            -          (30)          (30)
                                                     ---          ---       -------      -------      -------       -------

Balance at December 31, 2000                         $23          $18       $12,459      $(3,183)     $(2,116)       $7,201

   Net loss                                            -            -             -            -       (1,989)       (1,989)
   Issuance of common stock                            -           15         1,755                         -         1,770
                                                     ---          ---       -------      -------      -------       -------

Balance at December 31, 2001                         $23          $33       $14,214      $(3,183)     $(4,105)      $ 6,982
                                                     ===          ===       =======      =======      =======       =======



See accompanying notes.

                     The Morgan Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                           For the year ended December 31
                                                                                       2001              2000              1999
                                                                                       ----              ----              ----
Operating activities:
        Net income (loss)                                                           $ (1,989)        $ (4,799)            $   19
        Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                                    888            1,067              1,215
        Deferred income taxes                                                            601            3,046               (420)
        Loss on disposal of property and equipment                                        15              292                101
Changes in operating assets and liabilities:
        Accounts receivable                                                            1,559            2,562              2,959
        Refundable taxes                                                                 (92)            (499)                 -
        Prepaid insurance and other current assets                                    (1,056)             813                507
        Other assets                                                                     502               63                (43)
        Trade accounts payable                                                         2,132           (1,534)              (397)
        Accrued liabilities                                                           (1,204)          (1,148)             1,286
        Income taxes payable                                                               -             (278)              (600)
        Accrued claims payable                                                        (1,240)             (72)               310
        Refundable deposits                                                             (682)            (395)               (78)
                                                                                    --------         --------             ------
        Net cash provided by (used in) operating activities                             (566)            (882)             4,859
Investing activities:
        Purchases of restricted investments                                           (2,624)               -                  -
        Purchases of property and equipment                                              (99)            (106)              (811)
        Proceeds from sale of property and equipment                                      15                2                  7
        Non-compete agreements                                                           (45)               -                  -
        Other                                                                              -                -                (35)
                                                                                    --------         --------             ------
        Net cash provided by (used in) investing activities                           (2,753)            (104)              (839)
Financing activities:
        Principal payments on long-term debt                                            (106)            (677)              (664)
        Net proceeds from credit facility                                                 80                -                149
        Proceeds from mortgage note                                                      500                -                  -
        Net proceeds from issuance of common stock                                     1,770                -                  -
        Purchase of treasury stock                                                         -                -             (1,006)
        Common stock dividends paid                                                        -              (92)              (142)
                                                                                     -------         --------             ------
        Net cash provided by (used in) financing activities                            2,244             (769)            (1,663)
                                                                                    --------         --------             ------

Net increase (decrease) in cash and cash equivalents                                  (1,075)          (1,755)             2,357

Cash and cash equivalents at beginning of year                                         2,092            3,847              1,490
                                                                                    --------         --------             ------

Cash and cash equivalents at end of year                                              $1,017           $2,092             $3,847
                                                                                    ========         ========             ======

Cash payments for interest                                                              $434             $379               $406
                                                                                        ====             ====               ====

See accompanying notes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Morgan Group, Inc. ("Company"), through its wholly owned subsidiaries, Morgan Drive Away, Inc. ("MDA") and TDI, Inc. ("TDI"), provides specialized transportation services to the manufactured housing, recreational vehicle, bus, van, commercial truck and trailer industries. At December 31, 2001, Lynch Interactive Corporation and its wholly owned subsidiaries ("Lynch Interactive") owned all of the 2,200,000 shares of the Company Class B common stock and 161,100 shares of the Company's Class A common stock, which in aggregate represented 81% of the combined voting power of the combined classes of the Company's common stock. Subsequent to December 31, 2001, Lynch Interactive spun off its investment in the Company via a newly formed entity. See Note 16.

The Company's other significant wholly owned subsidiaries are Interstate Indemnity Company ("Interstate") and Morgan Finance, Inc. ("Finance"), which provide insurance and financial services to its drivers and owner-operators.

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

Operating Revenues and Expense Recognition

Operating revenues, including accessorial charges and related driver pay are recognized when movement of the product is completed. Other operating expenses are recognized when incurred.

Revenue and Expense Reclassifications

Gross operating revenues and operating expenses for 2000 and prior years were reclassified to conform to the current year presentation. This consisted of reclassifying escort and insurance billings to operating revenue that were previously recorded as offsets against escort and insurance expense in the operating costs section. The reclassification increased operating revenues and operating expenses proportionately. There was no impact on operating results from this reclassification.

Cash Equivalents

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of customer receivables. As discussed in Note 7, two customers represented 21% of total customer receivables at December 31, 2001. The remaining credit risk is generally diversified due to the large number of entities comprising the Company's remaining customer base and their dispersion across many different industries and geographic regions. As noted on the consolidated balance sheets, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

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

                Buildings                                   25 years
                Transportation Equipment                    3 to 5 years
                Office and Service Equipment                3 to 8 years

Goodwill and Other Intangibles

Intangible assets are comprised primarily of goodwill, which is stated at the excess of purchase price over net asset acquired, net of accumulated amortization of $4,697,000 and $4,181,000 at December 31, 2001 and 2000,
respectively. Intangible assets are being amortized by the straight-line method over their estimated useful lives, which range from three to forty years.

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

Stock-Based Compensation

Stock-based compensation expense for the Company's employee stock option plan is recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Consistent with APB 25, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized.

Net Income (Loss) Per Common Share

Net income (loss) per common share ("EPS") is computed using weighted average common shares outstanding during the period. Since each share of Class B common stock is freely convertible into one share of Class A common stock, the total weighted average common shares for both classes of common stock is considered in the computation of EPS.

Fair Values of Financial Instruments

At December 31, 2001 and 2000, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, trade payables and long-term debt approximates their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.


Comprehensive Income

There were no items of comprehensive income for the years presented, as defined under Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Accordingly, comprehensive income (loss) is equal to net income (loss).

Impairment of Goodwill and other Intangible Long-Lived Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards, No. 141, Business Combinations (SFAS No.
141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). These Statements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 142 requires a discounted cash flow approach to estimate potential impairment of intangible assets.

Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have definite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to both goodwill and intangible assets acquired after June 30, 2001.

The Company adopted SFAS No. 141 and 142 in the third quarter of 2001 except with respect to the provisions of SFAS No. 142 relating to goodwill and intangibles acquired prior to July 1, 2001. Those provisions of SFAS No. 142 will be adopted January 1, 2002.

In 2001, significant negative indicators existed for the Company, including, but not limited to, significant revenue declines as well as operating and cash flow losses and the loss of a significant customer on October 1, 2001. As a result, management deemed it appropriate to obtain an independent valuation of the Company's intangible assets to determine if impairment existed in 2001. This valuation was performed under the current accounting pronouncement on impairment, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of that utilizes an undiscounted cash flow approach to estimate any potential impairment.

The independent valuation based upon the Company's estimated future cash flow concluded that there was no impairment of the Company's intangible assets under SFAS No. 121. However, there was a projected impairment under SFAS No. 142 of approximately $325,000 to $600,000, which was disclosed, in the Company's third quarter Form 10-Q. The Company is currently in the process of updating the valuation analysis under SFAS No. 142 in anticipation of adoption on January 1, 2002. Any impairment charge resulted from this analysis will be recognized in the first quarter of 2002.

Recent Accounting Pronouncements

On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and or Disposal of Long-Lived Assets. This statement addresses the financial accounting and reporting for the impairment and disposal of long-lived assets. It supercedes and addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121 and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company will adopt this standard on January 1, 2002 and is currently evaluating the impact of SFAS No. 144 on the Company's results of operations and financial position.

2.  LIQUIDITY

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses and negative operating cash flows during the past two years, and was in payment default on its real estate mortgage at February 1, 2002. In addition, the Company's lender waived the financial covenant defaults on the Credit Facility (see Note 5) for only the fiscal period ended December 31, 2001. Without an additional waiver or amendment to the Credit Facility, the Company will likely be in default of its financial covenants for the period ended March 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is actively seeking amendments to the existing Credit Facility as well as seeking additional capital resources. Currently, negotiations are being held with several financial institutions regarding a replacement mortgage.

The Company's ability to continue as a going concern is dependent upon its ability to successfully maintain its financing arrangements and to comply with the terms thereof. However, although no assurances can be given, management remains confident that the Company will be able to continue as a going concern.

3. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):


                                                         December 31
                                                      2001          2000
                                                      ----          ----

        Land                                           $873          $873
        Buildings                                     2,250         2,186
        Transportation equipment                        124           146
        Office and computer equipment                 2,267         2,288
                                                      -----         -----
                                                      5,514         5,493
        Less accumulated depreciation                (2,129)       (1,805)
                                                    -------       -------
        Property and equipment, net                  $3,385        $3,688
                                                     ======        ======


Depreciation  expense was  $373,000,  $433,000 and  $511,000 for 2001,  2000 and
1999, respectively.

4.  GOODWILL AND OTHER INTANGIBLES

The components of goodwill and other intangibles, net are as follows (in thousands):



December 31, 2001
                                             Useful                              Accumulated             Net Book
                                              Life              Cost            Amortization              Value
                                            ---------         ---------         ------------            --------
     Goodwill                               40 Years          $ 1,660             $  560                  $1,100
     Goodwill                               20 Years            6,734              1,905                   4,829
     Goodwill                               3-5 Years             345                318                      27
     Non-Compete agreements                 3-20 Years          2,214              1,914                     300
                                                              -------             ------                  ------
                                                              $10,953             $4,697                  $6,256
                                                              =======             ======                  ======

December 31, 2000
                                             Useful                             Accumulated              Net Book
                                              Life              Cost            Amortization               Value
                                            ---------         ---------         ------------             --------
     Goodwill                               40 Years          $ 1,660             $  518                 $1,142
     Goodwill                               20 Years            6,734              1,567                  5,167
     Goodwill                               3-5 Years             335                273                     62
     Non-Compete agreements                 3-20 Years          2,179              1,823                    356
                                                              -------             ------                 ------
                                                              $10,908             $4,181                 $6,727
                                                              =======             ======                 ======


5. INDEBTEDNESS

Credit Facility

On July 27, 2001, the Company obtained a new $12.5 million Credit Facility. The Credit Facility is used for working capital purposes and to post letters of credit for insurance contracts. As of December 31, 2001, the Company had outstanding borrowings of $80,000 for working capital purposes and $7.0 million outstanding letters of credit. Borrowings bear interest at a rate per annum equal to either the Bank of New York Alternate Base Rate ("ABR") plus one-half percent or, at the option of Company, absent an event of default, the one month London Interbank Offered Rate ("LIBOR") as published in The Wall Street Journal, averaged monthly, plus three percent. Borrowings and posted letters of credit on the Credit Facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments. The Credit Facility is subject to certain financial covenants including minimum tangible net worth, maximum funded debt to EBITDA, minimum fixed interest coverage and maximum capital expenditures as well as restriction on the payment of dividends. The Company was in violation of certain of these covenants at December 31, 2001 (see waiver discussion in Note 2). The facility is secured by accounts receivable, investments, inventory, equipment and general intangibles. The facility may be prepaid anytime with prepayment being subject to a 3%, .75% and .25% prepayment penalty during year 1, 2 and 3, respectively.

The prior credit facility matured on January 28, 2001, at which time the Company had no outstanding debt and $6.6 million outstanding letters of credit. The Company was in default of its financial covenants at maturity and the bank decided not to renew the prior credit facility.

Real Estate Loan



On July 31, 2001, the Company closed on a real estate mortgage for $500,000 that is secured by the Company's land and buildings in Elkhart, Indiana. The loan proceeds are invested in U.S. Treasury backed instruments and are pledged as collateral for $600,000 in letters of credit issued by the Bank. The mortgage bears interest at prime rate plus 0.75%, and is for a six-month term with outstanding principal, which matured on February 1, 2002. The Company has a payment default on this scheduled principal payment and is currently seeking a replacement lender. The loan is subject to the same covenants as the Credit Facility.

Long Term Debt

Long-term debt consisted of the following (in thousands):


                                                             December 31
                                                           2001       2000
                                                           ----       ----
Promissory notes with imputed  interest rates
   from 6.31% to 10.0%,  principal and interest
   payments due from monthly to annually,
   through March 31, 2004                                  $178       $242
Term notes with  imputed  interest  rates of
   8.25% to 11.04% with  principal  and interest
   payments due monthly through April 26, 2002                4         46
                                                           ----       ----
                                                            182        288
Less current portion                                        169        217
                                                           ----       ----
Long-term debt, net of current portion                     $ 13       $ 71
                                                           ====       ====

Insurance Premium Financing

In 2001, the Company utilized a third party to finance its insurance premiums. In conjunction with this financing arrangement, the Company borrowed $2,210,000 and prepaid its annual premiums to its insurance underwriter. The terms of the financing allow for the financier to have a first security interest in unearned premiums. The financing was for a nine-month period at an interest rate of 5.84% with the final payment due on April 2, 2002. At December 31, 2001, the net transaction is recorded as prepaid insurance in the current assets section of the balance sheet as follows (in thousands):

           Unamortized prepaid premiums                $1,784
           Amount due under financing
             arrangement                                 (894)
                                                       ------
           Net prepaid insurance                       $  890
                                                       ======

6.   LEASES

The Company leases certain land, buildings, computer equipment, computer software, and transportation equipment under non-cancelable operating leases that expire in various years through 2005. Several land and building leases contain monthly renewal options.

Future minimum annual operating lease payments as of December 31, 2001, are as follows (in thousands):

                   2002                                              $228
                   2003                                               139
                   2004                                                11
                   2005                                                 1
                                                                     ----
                   Total minimum lease payments                      $379
                                                                     ====

Aggregate expense under operating leases approximated $888,000, $1,672,000, and $2,115,000 for 2001, 2000 and 1999.

7.  CREDIT RISK

A majority of the Company's accounts receivable are due from companies in the manufactured housing, recreational vehicle, bus, van and commercial truck and trailer industries located throughout the United States. Fleetwood Enterprises, Inc., accounted for approximately $10.9 million, $16.9 million and $23.9 million of revenues in 2001, 2000 and 1999, respectively. The Company's gross accounts receivables from Fleetwood Enterprises, Inc. were 19% and 10% of total receivables at December 31, 2001 and 2000, respectively.

Effective October 1, 2001, the Company was no longer the primary carrier for its largest customer, Oakwood Homes Corporation. Services provided to Oakwood Homes Corporation accounted for approximately $10.9 million, $22.5 million and $28.8 million of revenues in 2001, 2000 and 1999, respectively. The Company's gross accounts receivables from Oakwood Homes Corporation were 2% and 23% of total receivables at December 31, 2001 and 2000, respectively.

As of December 31, 2001, 46% of the open trade accounts receivable was with five customers of which over 91% was within 60 days of invoice. In total, 91% of the open trade receivables are also within 60 days of invoice.

8. INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The income tax expense (benefit) provisions are summarized as follows (in thousands):

                          For the Year Ended December 31
                      2001             2000              1999
                      ----             ----              ----
Current:
   State             $ (95)           $   -              $ 98
   Federal            (672)            (595)              515
                    ------           ------              ----
                      (767)            (595)              613
                    ------           ------              ----
Deferred:
   State                96              488               (67)
   Federal             505            2,558              (353)
                    ------           ------              ----
                       601            3,046              (420)
                    ------           ------              ----
                    $ (166)          $2,451              $193
                    ======           ======              ====


Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                              December 31
                                                            2001          2000
                                                            ----          ----
Deferred tax assets:
   Accrued insurance claims                               $2,510        $3,323
   Net operating losses                                    1,596             -
   Accrued expenses                                          148           367
   Depreciation                                              285           199
   Other                                                     342            84
                                                          ------        ------
                                                           4,881         3,973
Deferred tax liabilities:
   Prepaid expenses                                         (886)         (184)
                                                          ------        ------
Net deferred tax assets                                    3,995         3,789
Valuation allowance for net deferred tax assets           (3,995)       (3,188)
                                                          ------        ------
Deferred tax assets                                       $    -        $  601
                                                          ======        ======

A reconciliation of the income tax provisions and the amounts computed by applying the statutory federal income tax rate to income (loss) before income taxes (benefit) follows (in thousands):

                                               For the Year Ended December 31
                                           2001           2000            1999
                                           ----           ----            ----
Income tax expense (benefit) at
   federal statutory rate                $(733)        $ (772)           $ 72
State income tax (benefit), net of
   federal tax benefit                     (82)           (44)             20
Change in valuation allowance              601          3,188               -
Permanent differences                       48             79             101
                                         -----         ------            ----
Income tax expense (benefit)             $(166)        $2,451            $193
                                         =====         ======            ====

Net cash payments (refunds) for income taxes were ($677,000), $181,000 and $1,205,000 in 2001, 2000 and 1999, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary differences become deductible. A valuation allowance of $3,188,000 was recorded in 2000 to reduce the deferred tax asset as the Company had experienced a loss. As financial results have not improved in 2001, the valuation allowance was increased to the full amount of net deferred tax assets at December 31, 2001. Management considered, in reaching the conclusion on the required valuation allowance, given the cumulative losses that it would be inconsistent with applicable accounting rules to rely on future taxable income to support realization of any of the net deferred tax assets.

At December 31, 2001, the Company had unused federal net operating loss carryforwards of approximately $3,989,000 that expire in 2021.

9. SHAREHOLDERS' EQUITY

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

The Company's Board of Directors has approved the purchase of up to 250,000 shares of Class A Common Stock for its Treasury at various dates and market prices. During the year ended December 31, 2001, the Company did not repurchase any shares under this plan. As of December 31, 2001, 186,618 shares had been repurchased at prices between $6.875 and $11.375 per share for a total of $1,561,000 under this plan.

In March 1999, the Company repurchased 102,528 shares of Class A stock in a Dutch Auction for $985,000, which includes $62,000 of fees and expenses associated with the transaction.

Capital Infusion

On July 12, 2001, the Company received a $2 million capital infusion from its majority stockholder Lynch Interactive Corporation. The Company issued one million new Class B shares of common stock in exchange for a $2 million cash investment, thereby increasing Lynch's ownership position in the Company from 55.6% to 68.5%. Proceeds from the transaction are invested in U.S. Treasury backed instruments and are restricted as they are pledged as collateral for the Credit Facility.

Issuance of Non-transferable Warrants

On December 12, 2001, the Company issued non-transferable warrants to purchase shares of common stock to the holders of our Class A and Class B common stock. Each warrant entitles the holder to purchase one share of their same class of common stock at an exercise price of $9.00 per share through the expiration date of December 12, 2006. The Class A warrants provide that the exercise price will be reduced to $6.00 per share during a Reduction Period of at least 30 days during the five year exercise period. See Note 16.

10. STOCK OPTION PLAN AND BENEFIT PLAN

The Company has an incentive stock option plan, which provides for the granting of incentive or non-qualified stock options to purchase up to 200,000 shares to directors, officers, and other key employees. No options may be granted under this plan for less than the fair market value of the common stock at the date of the grant. The exercise period is determined when options are actually granted. An option shall not be exercised later than ten years and one day after it is granted. Stock options granted will terminate if the grantee's employment terminates prior to exercise for reasons other than retirement, death, or disability. Stock options vest over a four-year period pursuant to the terms of the plan, except for stock options granted to a non-employee director, which are immediately vested. Employees and non-employee directors have been granted non-qualified stock options to purchase 76,375 and 24,000 shares, respectively, of Class A common stock, net of cancellations and shares exercised. There are 91,250 options reserved for future issuance.

The Company has entered into separate non-qualified stock option agreements with certain members of management. Options to purchase 220,000 shares of Class A Common Stock have been authorized and granted under the agreements. These options are not granted pursuant to the Incentive Stock Option Plan described above, but they are subject to the same general terms and conditions of the Incentive Stock Option Plan.

A summary of the Company's stock option activity and related information follows:



                                                                     Year Ended December 31
                                                   2001                      2000                        1999
                                                   ----                      ----                        ----
                                                       Weighted                   Weighted                    Weighted
                                                       Average                     Average                     Average
                                           Options     Exercise      Options      Exercise       Options      Exercise
                                            (000)       Price         (000)         Price         (000)         Price
                                            -----       -----         -----         -----         -----         -----

Outstanding at beginning of year             248        $8.04          181          $8.23          170          $8.28
Granted                                      120         4.61          120           7.63           11           7.52
Canceled                                     (49)        8.14          (53)          7.79            -              -
                                            ----         ----          ---          -----          ---          -----
Outstanding at end of year                   319        $4.40          248          $8.04          181          $8.23
                                             ===        =====          ===          =====          ===          -----

Exercisable at end of year                   280        $5.98          164          $7.73          149          $8.31
                                             ===        =====          ===          =====          ===          =====

Exercise prices for options outstanding as of December 31, 2001, ranged from $3.20 to $10.19. The weighted-average remaining contractual life of those options is 8.4 years. The weighted-average fair value of options granted during each year was immaterial.

The following pro forma  information  regarding net income (loss) and net income
(loss) per share is required when APB 25 accounting is elected, and was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: dividend yield of 0.1%; expected life of 10 years; expected volatilities of 0.338, 0.596, and 0.316 in 2001, 2000, and 1999, respectively, and risk-free interest rates of

6.0%, 6.5%, and 5.0% in 2001, 2000, and 1999, respectively. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the option's vesting periods (in thousands except for per share information):


                                           2001           2000            1999
                                           ----           ----            ----
Net income (loss):
  As reported                           $(1,989)        $(4,799)         $  19
  Pro forma                              (2,098)         (5,024)           (24)

Diluted earnings (loss) per share:
  As reported                            $(0.68)         $(1.96)         $0.01
  Pro forma                               (0.72)          (2.05)         (0.01)

The pro forma amounts for compensation cost above may not be indicative of the effects on pro forma net income (loss) and pro forma net income (loss) per share for future years.

The Company has a 401(k) Savings Plan covering substantially all employees, which matches 25% of the employee contributions up to a designated amount. The Company's contributions to the Plan for 2001, 2000 and 1999 were $12,000, $18,000 and $23,000, respectively.

11. TRANSACTIONS WITH LYNCH INTERACTIVE CORPORATION

At December 31, 2001, Lynch Interactive Corporation and its wholly owned subsidiaries ("Lynch Interactive") owned all of the 2,200,000 shares of the Company's Class B common stock and 161,100 shares of the Company's Class A common stock, which in the aggregate represented 68.5% of the outstanding common shares and 81% of the combined voting power of the combined classes of the Company's common stock.

During 2001, Lynch Interactive earned an annual service fee of $100,000 for executive, financial and accounting, planning, budgeting, tax, legal, and insurance services. Additionally, Lynch Interactive charges the Company for officers' and directors' liability insurance, which totaled $20,000 in 2001 and 2000, and $16,000 in 1999.

12. SEGMENT REPORTING

Description of Services by Segment

The Company operates in four business segments: Manufactured Housing, Driver Outsourcing, Specialized Outsourcing Services, and Insurance and Finance. The
Manufactured Housing segment primarily provides specialized transportation to companies which produce new manufactured homes and modular homes through a network of terminals located in 23 states. The Driver Outsourcing segment provides outsourcing transportation primarily to manufacturers of recreational vehicles, buses, vans, commercial trucks, and other specialized vehicles through a network of service centers in 5 states. The Specialized Outsourcing Services segment consists of a large trailer, travel and small trailer delivery. The last segment, Insurance and Finance, provides insurance and financing to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all property damage, bodily injury, and cargo claims are captured. The Company's segments are strategic business units that offer different services and are managed separately based on the differences in these services.

Measurement of Segment Profit and Segment Assets

The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization (EBITDA). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note 1). There are no significant inter-segment revenues.


The following table presents the financial information for the Company's reportable segments for the years ended December 31 (in thousands):


                                                    2001             2000             1999
                                                    ----             ----             ----
Operating revenues
     Manufactured Housing                        $ 60,169          $ 89,238        $ 123,862
     Driver Outsourcing                            17,581            20,939           23,351
     Specialized Outsourcing Services              20,999            15,260           21,172
     Insurance and Finance                          2,419             2,933            3,958
     All Other                                          -                (3)             148
                                                 --------          --------          -------
Total operating revenues                         $101,168          $128,367         $172,491
                                                 ========          ========         ========

Segment profit (loss) - EBITDA
     Manufactured Housing                          $2,964            $5,784         $ 10,265
     Driver Outsourcing                             1,316             1,324              416
     Specialized Outsourcing Services                 925              (140)             469
     Insurance and Finance                         (5,296)           (6,765)          (9,058)
     All Other (1)                                   (903)           (1,174)            (327)
                                                ---------          --------         --------
                                                     (994)             (971)           1,765
Depreciation and amortization                        (888)           (1,067)          (1,215)
Interest expense                                     (273)             (310)            (338)
                                                ---------          --------         --------
Income (loss) before taxes                      $ ( 2,155)         $ (2,348)        $    212
                                                =========          ========         ========

Identifiable assets
     Manufactured Housing                         $10,689          $ 11,255         $ 16,956

     Driver Outsourcing                             4,662             4,561            5,438
     Specialized Outsourcing Services               2,084             2,078            2,724
     Insurance and Finance                            960             1,433            1,801
     All Other (1)                                  4,135             3,942            5,345
                                                ---------          --------         --------
     Total                                        $22,530          $ 23,269         $ 32,264
                                                  =======          ========         ========


(1) All other segment loss primarily represents general and administrative expenses not allocated to operating segments. All other identifiable assets primarily include corporate assets comprised of cash, fixed assets and goodwill.

13. OPERATING COSTS AND ACCRUALS

Components of operating costs are as follows (in thousands):

                                             2001           2000          1999
                                             ----           ----          ----
Purchased transportation costs            $74,461        $95,754      $127,908
Operating supplies and expenses             8,862         10,826        13,559
Claims                                      2,496          5,658         8,633
Insurance                                   4,552          2,733         3,178
Operating taxes and licenses                3,562          4,924         7,358
                                          -------       --------      --------
                                          $93,933       $119,895      $160,636
                                          =======       ========      ========

Significant Accruals

Material components of accrued liabilities are as follows (in thousands):

                                                      December 31
                                                2001              2000
                                                ----              ----
Government fees                               $  283            $  759
Workers' compensation                            405               839
Customer incentives                              150               588
Other accrued liabilities                      1,662             1,518
                                              ------            ------
                                              $2,500            $3,704
                                              ======            ======

Government fees represent amounts due for fuel taxes, permits and use taxes related to linehaul transportation costs.

Workers' compensation represents estimated amounts due claimants related to unsettled claims for injuries incurred by Company employee-drivers. These claim amounts due are established by the Company's insurance carrier and reviewed by management on a monthly basis.

Customer incentives represent volume discounts earned by certain customers. The customer incentives earned are computed and recorded monthly based upon linehaul revenue for each respective customer. The incentives are generally paid quarterly and are recorded as a contra-revenue account in the Consolidated Statements of Operations.

Other accrued liabilities consists of various accruals for professional services, group health insurance, payroll and payroll taxes, real estate taxes and other items, which individually are less than 5% of total current liabilities.



14. COMMITMENTS AND CONTINGENCIES

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


15. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands, except share data):


                                                                         Three Months Ended
                                                         Mar 31         Jun 30        Sep 30         Dec 31
                                                         ------         ------        ------         ------
2001
----

Operating revenues                                       $23,701       $29,309        $28,701       $ 19,457
Operating income (loss)                                     (475)          398           (169)        (1,636)
Net income (loss)                                           (541)          626           (259)        (1,815)
Net income (loss) per basic and diluted share            $( 0.22)      $  0.26        $ (0.08)      $  (0.53)

2000
----
Operating revenues                                       $32,831       $35,736        $33,590       $ 26,210
Operating income (loss)                                     (898)          113            178         (1,431)
Net income (loss)                                           (616)           17             75         (4,275)
Net income (loss) per basic and diluted share            $( 0.25)       $ 0.01        $  0.03       $  (1.75)

16. SUBSEQUENT EVENTS

Expansion of Credit Facility

On February 7, 2002, the Company obtained an increase in its availability under the Credit Facility of $1 million. The Company provided the lender a second mortgage on the Company's real estate in Elkhart, Indiana. The $1,000,000 increase will be eliminated on May 31, 2002.

Spin off Transaction

On January 24, 2002, Lynch Interactive Corporation, the Company's majority stockholder, completed a transaction to spin off its investment in the Company, which was held through its wholly owned subsidiary Morgan Group Holding Co. Stockholders of record of Lynch Interactive Corporation as of December 18, 2001, received one share of Morgan Group Holding Co. for each share owned of Lynch Interactive Corporation.

Reduction of Warrant Exercise Price

On February 19, 2002, the Board of Directors agreed to reduce the exercise price of the Class A warrants outstanding to $2.25 per share, from the stated $9.00 per share, during a specified period of time as permitted under the warrant certificates. This period began on February 26, 2002 and is to extend for 63 days, expiring on April 30, 2002. All other terms regarding the warrants, including the expiration date of the warrants, will remain the same.

                         Report of Independent Auditors

The Board of Directors and Shareholders
The Morgan Group, Inc.

We have audited the accompanying consolidated balance sheets of The Morgan Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule of The Morgan Group, Inc. and subsidiaries listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Morgan Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company incurred operating losses and negative operating cash flows during the past two years and was in payment default on its real estate mortgage. In addition, the Company's ability to meet its quarterly financial covenant requirements contained in its debt agreements in 2002 is uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are more fully described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                               /s/ Ernst & Young LLP

Indianapolis, Indiana
February 22, 2002
except for Note 2, as
to which the date is
March 29, 2002

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the section entitled "Proposal One - Election of Directors" of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders expected to be filed with the Commission on or about May 15, 2002 (the "2002 Proxy Statement").

Item 11. EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the section entitled "Management Remuneration" of the 2002 Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the sections entitled "Voting Securities and Principal Holders Thereof" and entitled "Proposal One - Election of Directors" of the 2002 Proxy Statement.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled "Certain Transactions with Related Persons" of the 2002 Proxy Statement.

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

(a)(3)    Exhibits Filed

          The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index.

(b)       Reports on Form 8-K

               Registrant filed no reports on Form 8-K during the quarter ending December 31, 2001.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index.

                                   Schedule II

                     The Morgan Group Inc. and Subsidiaries
                        Valuation and Qualifying Accounts


                                                       Allowance for Doubtful Accounts
                                                       -------------------------------
                                                             Additions             Amounts
                                            Beginning     Charged to Costs       Written Off      Ending
             Description                     Balance        and Expenses      Net of Recoveries   Balance
             -----------                    ---------     ----------------    -----------------   --------
Year ended December 31, 2001                 $248,000        $447,000              $256,000        $439,000

Year ended December 31, 2000                 $313,000        $249,000              $314,000        $248,000

Year ended December 31, 1999                 $208,000        $415,000              $310,000        $313,000



                                                                 Morgan Finance, Inc.
                                                            Allowance for Loans Receivable
                                                            ------------------------------

Year ended December 31, 2001                 $165,000        $200,000              $271,000        $ 94,000

Year ended December 31, 2000                 $ 50,000        $211,000              $ 96,000        $165,000

Year ended December 31, 1999                 $ 40,000        $ 60,000              $ 50,000        $ 50,000



                                                Allowance for Receivable from Independent Contractors
                                                -----------------------------------------------------

Year ended December 31, 2001                 $ 77,000        $139,000              $145,000        $ 71,000

Year ended December 31, 2000                 $ 81,000        $246,000              $250,000        $ 77,000

Year ended December 31, 1999                 $ 82,000        $300,000              $301,000        $ 81,000


                                  EXHIBIT INDEX

Exhibit No.                             Description
-----------                             -----------

3.1 Registrant's Restated Certificate of Incorporation, as amended, was previously filed as Exhibit 3.1 of Amendment No. 1 to the Registrant's Registration Statement on Form S-2, File No. 333-63188, filed August 15, 2001.

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

4.2 Fourth Article - "Common Stock" of the Registrant's Restated Certificate of Incorporation, contained in the Registrant's Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-2, File No. 333-63188, filed August 15, 2001.

4.3 Article II - "Meeting of Stockholders" Article VI - "Certificate for Shares" and Article VII - "General Provisions" of the Registrant's Code of By-Laws, incorporated by reference to the Registrant's Code of By-Laws, as amended, filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

4.4 Revolving Credit and Term Loan Agreement, dated January 28, 1999, among the Registrant and Subsidiaries and Bank Boston, N.A., is incorporated by reference to Exhibit 4(1) to the Registrant's Current Report on Form 8-K filed February 12, 1999.

4.5 Guaranty, dated January 28, 1999, among the Registrant and Subsidiaries and Bank Boston, N.A. is incorporated by reference to
          Exhibit 4(2) to the Registrant's Current Report on Form 8-K filed February 12, 1999.

4.6 Security Agreement, dated January 28, 1999, among the Registrant and Subsidiaries and Bank Boston, N.A. is incorporated by reference to
          Exhibit 4(3) to the Registrant's Current Report on Form 8-K filed February 12, 1999.

4.7 Stock Pledge Agreement, dated January 28, 1999, among the Registrant and Subsidiaries and Bank Boston, N.A. is incorporated by reference to
          Exhibit 4(4) to the Registrant's Current Report on Form 8-K filed February 12, 1999.

4.8 Revolving Credit Note, dated January 28, 1999, among the Registrant and Subsidiaries and Bank Boston, N.A. is incorporated by reference to
          Exhibit 4(5) to the Registrant's Current Report on Form 8-K filed February 12,1999.

4.9 Amendment Agreement No. 1 to that Certain Revolving Credit Agreement and Term Loan Agreement among the Registrant and its Subsidiaries and BankBoston dated as of March 31, 2000, is incorporated by reference to
          Exhibit 4.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

4.10 Amendment Agreement No. 2 to that Certain Revolving Credit Agreement and Term Loan Agreement among the Registrant and its Subsidiaries and Bank Boston dated as of November 10, 2000, is incorporated by reference to Exhibit 4.10 to the Registrant=s Annual Report on Form 10-K for the year ended December 31, 2000.


4.11      Form of Class A Warrant  Certificate  was previously  filed as Exhibit
          4.11 of Amendment No. 1 to the Registrant's Registration Statement on Form S-2, File No. 333-63188, filed August 15, 2001.

4.12 Form of Warrant Services Agreement between the Registrant and American Stock Transfer and Trust Company was previously filed as Exhibit 4.12 of Amendment No. 1 to the Registrant's Registration Statement on Form S-2, File No. 333-63188, filed August 15, 2001.

4.13 Revolving Credit and Security Agreement, dated July 27, 2001, among GMAC Commercial Credit LLC, Morgan Drive Away, Inc. and TDI, Inc., is incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed August 14, 2001.

4.14 Guaranty, dated July 27, 2001, between Registrant and GMAC Commercial Credit LLC, is incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed August 14, 2001.

4.15 Amendment No. 1 to Revolving Credit and Security Agreement for Credit Facility dated as of November 8, 2001, is incorporated by reference to
          Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001, filed November 13, 2001.

4.16 Letter of Credit Financing Supplement to Revolving Credit Agreement, dated July 27, 2001, is incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001, filed November 13, 2001.

4.17 Letter Agreement amending Revolving Credit and Security Agreement for Credit Facility dated as of February 7, 2002.*

4.18 Mortgage, dated July 31, 2001, between Morgan Drive Away, Inc. and Old Kent Bank, is incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed August 14, 2001.

4.19 Guaranty, dated July 31, 2001, between Registrant and Old Kent Bank, is incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed August 14, 2001.

10.1 he Morgan Group, Inc. Incentive Stock Plan is incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

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

10.10 Non-Qualified Stock Option Plan and Agreement, dated January 11, 2000, between Registrant and Anthony T. Castor, III is incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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

10.14 Separation and Distribution Agreement by and among Lynch Interactive Corporation, Brighton Communications Corporation, The Morgan Group, Inc., and Morgan Group Holding Co., effective as of January 18, 2002 is incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Form S-1 Registration Statement of Morgan Group Holding Co., filed December 31, 2001 (File No. 333-73996).

21        Subsidiaries of the Registrant.*

23        Consent of Ernst & Young LLP.*


--------------------------
*  Included herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                              THE MORGAN GROUP, INC.

Date:    April 1, 2002                 By: /s/ Anthony T. Castor III
                                          -----------------------------
                                          Anthony T. Castor III
                                          President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 1st day of April, 2002.


1) Director, President and Chief Executive Officer:

   By:/s/ Anthony T. Castor III
      -------------------------
      Anthony T. Castor, III

2) Chief Financial Officer and
   Chief Accounting Officer

   By:/s/ Gary J. Klusman
      -------------------------
      Gary J. Klusman


3) A Majority of the Board of Directors:

      /s/ Charles C. Baum                    Director
      --------------------------
      Charles C. Baum



      /s/ Robert E. Dolan                    Director
      --------------------------
      Robert E. Dolan


      /s/ John Fikre                         Director
      --------------------------
      John Fikre


      /s/ Richard B. Black                   Director
      --------------------------
      Richard B.  Black


      /s/ Richard L. Haydon                  Director
      --------------------------
      Richard L. Haydon


      /s/ Robert S. Prather, Jr.             Director
      --------------------------
      Robert S.  Prather, Jr.