Form 10-Q
period 2002-03-31
MORGAN GROUP INC
filed 2002-05-15
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2002



                             THE MORGAN GROUP, INC.
                             2746 Old U. S. 20 West
                           Elkhart, Indiana 46515-1168
                                 (574) 295-2200

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


The number of shares outstanding of each of the Company's classes of common stock at April 30, 2002 was:

         Class A - 1,486,082 shares
         Class B - 2,200,000 shares

                             The Morgan Group, Inc.

                                      INDEX


                                                                          PAGE
                                                                         NUMBER

PART I          FINANCIAL INFORMATION

Item 1          Financial Statements

                      Consolidated Balance Sheets as of
                      March 31, 2002 and December 31, 2001                   3

                      Consolidated Statements of
                      Operations for the Three-Month Periods
                      Ended March 31, 2002 and 2001                          4

                      Consolidated Statements of
                      Cash Flows for the Three-Month Periods
                      Ended March 31, 2002 and 2001                          5

                      Notes to Consolidated Financial
                      Statements as of March 31, 2002                    6 -13

Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      14-17


PART II         OTHER INFORMATION

Item 1               Legal Proceedings                                      18

Item 6            Exhibits and Reports on Form 8-K                          18

SIGNATURES                                                                  19


                                                     PART I FINANCIAL INFORMATION
                                                     Item 1 - Financial Statements
                                                The Morgan Group, Inc. and Subsidiaries
                                                      Consolidated Balance Sheets
                                      (Dollars and shares in thousands, except per share amounts)


                                                                    March 31        December 31
                                                                      2002             2001
ASSETS                                                            (Unaudited)        (Note 1)
Current assets:
   Cash and cash equivalents                                      $   441           $1,017
   Investments - restricted                                         2,633            2,624
   Accounts receivable, net of allowances
        of $266 in 2002 and $439 in 2001                            6,381            6,322
   Refundable taxes                                                 1,716              591
   Prepaid insurance                                                1,299              890
   Other current assets                                             1,378            1,313
Total current assets                                               13,848           12,757
                                                                  -------          -------
Property and equipment, net                                         3,169            3,385
Goodwill, net                                                       3,666            5,956
Non-compete agreements, net                                           312              300
Other assets                                                          150              132
                                                                  -------          -------
Total assets                                                      $21,145          $22,530
                                                                  =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current debt (in default)                                       $1,149             $580
   Trade accounts payable                                           5,833            4,505
   Accrued liabilities                                              2,123            2,500
   Accrued claims payable                                           3,171            3,028
   Refundable deposits                                                684              675
   Current portion of long-term debt                                  166              169
                                                                  -------          -------

Total current liabilities                                          13,126           11,457
Long-term debt, less current portion                                   13               13
Long-term accrued claims payable                                    3,695            4,078
Shareholders' equity:
   Common stock, $.015 par value
      Class A: Authorized shares - 7,500
      Issued shares - 1,607                                            23               23
      Class B: Authorized shares - 4,400
      Issued and outstanding shares - 2,200                            33               33
   Additional paid-in capital                                      14,211           14,214
   Retained deficit                                               (6,773)          (4,105)
   Less - treasury stock at cost (359 Class A shares)             (3,183)          (3,183)
                                                                  -------          -------
Total shareholders' equity                                          4,311            6,982
                                                                  -------          -------
Total liabilities and shareholders' equity                        $21,145          $22,530
                                                                  =======          =======

See notes to consolidated financial statements



                                                The Morgan Group, Inc. and Subsidiaries
                                                  Consolidated Statements of Operations
                                       (Dollars and shares in thousands, except per share amounts)
                                                               (Unaudited)


                                                                                  Three Months Ended
                                                                                        March 31
                                                                                   2002           2001
                                                                                   ----           ----
Operating revenues                                                               $16,308        $23,701

Costs and expenses:
   Operating costs                                                                15,504         21,892
   Selling, general and administration                                             2,146          2,057
   Depreciation and amortization                                                      86            227
                                                                                 -------        -------
                                                                                  17,736         24,176

Operating loss                                                                    (1,428)          (475)
Interest expense, net                                                                 75             66
                                                                                 -------        -------
Loss before income taxes and cumulative effect of
    change in accounting principle                                                (1,503)          (541)
Income tax benefit                                                                (1,125)             -
                                                                                 -------        -------
Loss before cumulative effect of
   change in accounting principle                                                   (378)          (541)
Cumulative effect of change in accounting principle (See Note 2)                  (2,290)             -
                                                                                 -------        -------
Net loss                                                                         $(2,668)       $  (541)


Basic and diluted loss per share:
    Loss before cumulative effect of change in accounting principle              $ (0.11)       $ (0.22)
    Cumulative effect of change in accounting principle                            (0.66)             -
                                                                                 -------        -------
    Net loss per common share                                                    $ (0.77)       $ (0.22)
                                                                                 =======        =======
Weighted average shares outstanding                                                3,448          2,448




See notes to consolidated financial statements


                                                The Morgan Group, Inc. and Subsidiaries
                                                  Consolidated Statements of Cash Flows
                                                         (Dollars in thousands)
                                                               (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31
                                                                                  2002            2001
                                                                              -------------    ------------
Operating activities:
   Net loss                                                                      $(2,668)       $  (541)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
   Cumulative effect of change in accounting principle                             2,290              -
   Depreciation and amortization                                                      86            227
   Loss on disposal of property and equipment                                         45              3
   Changes in operating assets and liabilities:
   Accounts receivable                                                               (59)           (72)
   Refundable taxes                                                               (1,125)            (4)
   Prepaid expenses and other current assets                                        (474)           (52)
   Other assets                                                                      (18)           252
   Trade accounts payable                                                          1,328          1,167
   Accrued liabilities                                                              (377)          (781)
   Accrued claims payable                                                           (240)          (526)
   Refundable deposits                                                                 9           (265)
                                                                                 -------        -------
   Net cash used in operating activities                                          (1,203)          (592)

Investing activities:
   Income from restricted investments                                                 (9)             -
   Purchases of property and equipment                                               (11)           (77)
   Proceeds from sale of property and equipment                                      109              -
   Non-compete agreements                                                            (25)           (45)
                                                                                 -------        -------
   Net cash provided by (used in) investing activities                                64           (122)

Financing activities:
   Net proceeds from credit facility                                                 569              -
   Principal payments on long-term debt                                               (3)            (7)
   Issuance of common stock                                                           (3)             -
                                                                                 -------        -------
Net cash provided by (used in) financing activities                                  563             (7)
                                                                                 -------        -------
Net decrease in cash and equivalents                                                (576)          (721)

Cash and cash equivalents at beginning of period                                   1,017          2,092
                                                                                 -------        -------
Cash and cash equivalents at end of period                                       $   441        $ 1,371
                                                                                 =======        =======

  See notes to consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


March 31, 2002 Note 1.Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by The Morgan Group, Inc. and Subsidiaries (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included for complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Net income per common share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Since each share of Class B common stock is freely convertible into one share of Class A common stock, the total of the weighted average number of shares for both classes of common stock is considered in the computation of EPS.

     The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     The consolidated financial statements include the accounts of the Company and its subsidiaries, Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company, and Morgan Finance, Inc., all of which are wholly owned. Morgan Drive Away, Inc. has two subsidiaries, Transport Services Unlimited, Inc. and MDA Corp. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Note 2.Goodwill Impairment

     As of January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No.
     142). This Standard eliminates goodwill amortization and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption of the Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. This impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any.

     The Company's reporting units under SFAS No. 142 are equivalent to its reportable segments as the Company does not maintain accurate, supportable and reliable financial data at lower operating levels within these segments that management relies upon in making operating decisions. The carrying amount of goodwill has been allocated to the Company's reporting units at December 31, 2001 as follows (in thousands):

                  Manufactured housing                    $4,100
                  Vehicle delivery                         1,850
                  Towaway                                      6
                                                          ------
                                                          $5,956

     Upon adoption, the Company performed the transitional impairment test which resulted in an impairment of $1,806,000 in the manufactured housing reporting unit and $484,000 in the vehicle delivery reporting unit which is classified as a cumulative effect of a change in accounting principle for the three months ended March 31, 2002, as required by SFAS No. 142. Subsequent impairments, if any, would be classified as an operating expense.

     The Company's measurement of fair values was based on an evaluation of future discounted cash flows. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections and was management's best estimate of projected future cash flows.

     The discount rate used was based on the estimated rate of return expected by an investor considering the perceived investment risk. Projected cash flows were determined based on a five-year period after which time cash flow was normalized and projected to grow at a constant rate. Management believes that five years is the appropriate period to forecast prior to normalizing cash flows based on the industry cycles of the Company's businesses and the Company's long-term strategies. The Company's business model and strategy for the future is not asset intensive and the Company has no plans to acquire significant transportation equipment, real estate or other business property.

     There can be no assurance at this time that the projections or any of the key assumptions will remain the same as business conditions may dictate significant changes in the estimated cash flows or other key assumptions. The Company will update the impairment analysis on at least an annual basis as required by SFAS No. 142 as long as material goodwill exists on the balance sheet.

  Note 3. Goodwill and Non-Compete Agreements

     The reconciliation of reported net loss and loss per share to adjusted net loss and loss per share for the three months ended March 31, 2002 and 2001 was as follows (in thousands, except per share data):

                                                     Three Months Ended
                                                          March 31,
                                                    2002               2001

          Reported net loss                       $(2,668)           $ (541)
          Add back: Goodwill amortization               -               131
                                                  -------            ------
          Adjusted net loss                       $(2,668)           $ (410)
                                                  =======            ======
          Basic and diluted loss per share:
          Reported loss per share                 $ (0.77)           $(0.22)
          Add back: Goodwill amortization               -              0.05
                                                  -------            ------
          Adjusted loss per share                 $ (0.77)           $(0.17)
                                                  =======            ======

     During the first quarter of 2002, the Company paid $25,000 for non-compete agreements. Excluding goodwill, amortization expense of the non-compete agreements was $13,000 and $11,000 for the first quarter of 2002 and 2001, respectively. The annual estimated amortization expense for the non-compete agreements for the five year period ending December 31, 2006, ranges from $33,000 to $55,000 per year.

  Note 4. Debt

     Credit Facility

     The $12.5 million, three-year Credit Facility is used for working capital purposes and to post letters of credit for insurance contracts. As of March 31, 2002, the Company had outstanding borrowings of $649,000 and $7.0 million outstanding letters of credit on the Credit Facility. Credit Facility borrowings bear interest at a rate per annum equal to either Bank of New York Alternate Base Rate ("ABR") plus one-half percent or, at the option of Company, absent an event of default, the one month London Interbank Offered Rate ("LIBOR") as published in The Wall Street Journal, averaged monthly, plus three percent. Borrowings and posted letters of credit on the Credit Facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments, and are subject to certain financial covenants including minimum tangible net worth, maximum funded debt, minimum fixed interest coverage and maximum capital expenditures. The facility is secured by accounts receivable, investments, inventory, equipment and general intangibles. The facility may be prepaid anytime with prepayment being subject to a 3%, .75% and .25% prepayment penalty during year 1, 2 and 3, respectively.

     On February 7, 2002, the Company obtained a temporary over-advance on its credit availability on the Credit Facility of $1 million and provided the lender a second mortgage on real estate in Elkhart, Indiana. On April 5, 2002 the Company repaid $500,000 of the over-advance. The remaining $500,000 over-advance will be eliminated on May 31, 2002.



     As of March 31, 2002, the Company was in violation of the following covenants under the Credit Facility: minimum tangible net worth, maximum funded debt and letters of credit to EBITDA and minimum fixed charge coverage. The Company has not requested a waiver of these covenant violations and the lender has continued to advance on the Credit Facility in the normal course of business.

     New Mortgage

     On April 5, 2002, the Company obtained a new $1,400,000 mortgage secured by the Company's land and buildings in Elkhart, Indiana. Loan proceeds were used to retire the previous first mortgage of $500,000 and repay a $500,000 over-advance on the Credit Facility. The remaining proceeds will be used for short-term working capital purposes to the extent they are not restricted. The mortgage is for a one-year period due April 5, 2003 and bears a blended interest rate of 13.5% on the first $1.25 million of principal and 8% on the remaining $150,000 of principal. The loan contains a minimum interest requirement of $101,000 and otherwise may be prepaid at any time with no penalties.

     Long Term Debt

         Long-term debt consisted of the following (in thousands):

                                                                     March 31       December 31
                                                                       2002            2001
              Promissory  notes  with  imputed  interest
                 rates  from  6.31% to  10.0%, principal
                 and interest payments due from monthly
                 to annually,  through March 31, 2004                  $178            $178
              Term notes                                                  1               4
                                                                       ----            ----
                                                                        179             182
              Less current portion                                      166             169
                                                                       ----            ----
              Long-term debt, net of current portion                   $ 13            $ 13
                                                                       ====            ====

     Insurance Premium Financing

     In 2001, the Company utilized a third party to finance its insurance premiums. In conjunction with this financing arrangement, the Company borrowed $2,210,000 and prepaid its annual premiums to its insurance underwriter. The terms of the financing allow for the financier to have a first security interest in unearned premiums. The financing was for a nine-month period at an interest rate of 5.84% with the final payment due on April 2, 2002. At March 31, 2002, the net transaction is recorded as prepaid insurance in the current assets section of the balance sheet as follows (in thousands):

               Unamortized prepaid premiums                $1,474
               Amount due under financing
                 arrangement                                 (175)
                                                           ------
               Net prepaid insurance                       $1,299
                                                           ======


Note 5. Credit Risk

     With the downturn in the national economy, management is continually reviewing credit worthiness of its customers and taking appropriate steps to ensure the quality of the receivables. As of March 31, 2002, 51% of the open trade accounts receivable was with five customers of which over 96% was within 60 days of invoice. In total, 93% of the open trade receivables are also within 60 days of invoice.

Note 6. Operating Costs and Accruals

     Components of operating costs are as follows (in thousands):

                                                                 March 31
                                                            2002         2001
                                                            ----         ----
          Purchased transportation costs                  $12,167      $17,296
          Operating supplies and expenses                   1,439        2,394
          Claims                                              236          698
          Insurance                                         1,221          710
          Operating taxes and licenses                        441          794
                                                          -------      -------
                                                          $15,504      $21,892
                                                          =======      =======

     Material components of accrued liabilities are as follows (in thousands):

                                                      March 31     December 31
                                                        2002          2001
                                                        ----          ----
        Government fees                                $ 217          $ 283
        Workers' compensation                            589            405
        Customer incentives                              295            150
        Other accrued liabilities                      1,022          1,662
                                                      ------         ------
                                                      $2,123         $2,500
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

Note 7.Stockholders' Equity

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

     Lynch Spin Off to Morgan Group Holdings

     Lynch Interactive Corporation, the majority stockholder of the Company, spun off its investment in the Company to Lynch Interactive stockholders on January 24, 2002, forming a new holding company, Morgan Group Holding Co. ("Holdings").

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

     On February 19, 2002, the Board of Directors agreed to set the exercise price reduction period on the Class A warrants to begin on February 26, 2002 and to extend for 63 days, expiring on April 30, 2002 (the "Reduction Period"). The Board of Directors agreed to reduce the exercise price of the warrants to $2.25 per share, instead of $6.00 per share, during the Reduction Period. The Board of Directors reduced the exercise price to $2.25 to give warrant holders the opportunity to purchase shares at a price in the range of recent trading prices of the Class A common stock. All other terms regarding the warrants, including the expiration date of the warrants, remain the same. As of the close of the temporary Reduction Period on April 30, 2002, the Company received $535,331 with the exercise of 237,925 warrants at $2.25 each. Unexercised warrants remain outstanding and exercisable at $9.00 each.

  Note 8.Income Taxes

     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary differences become deductible. A valuation allowance was recorded in 2001 to reduce the net deferred tax assets to zero as the Company has experienced cumulative losses for financial reporting for the last three years. Management considered, in reaching the conclusion on the required valuation allowance, given the cumulative losses, that it would be inconsistent with applicable accounting rules to rely on future taxable income to support full realization of the deferred tax asset. As of March 31, 2002, the Company had no net deferred tax assets recorded.


     As of December 31, 2001, the Company recorded an income tax refund due of $591,000. During the first quarter, 2002, as a result of new tax law, the Company qualified for a five year carry back of its net operating losses versus a previously allowed two year carry back. The impact of this tax law change resulted in a $1,047,000 increase in the income tax refund recorded during the first quarter. The total income tax refund is $1,638,000.

  Note 9.Segment Reporting

     Description of Services by Segment

     The Company operates in five business segments: Manufactured Housing, Vehicle Delivery, Pickup, Towaway, and Insurance and Finance. The Manufactured Housing segment primarily provides specialized transportation to companies, which produce new manufactured homes and modular homes through a network of terminals located in twenty-eight states. The Vehicle Delivery segment provides outsourcing transportation primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in six states. The Pickup and Towaway segments consist of large trailer, travel and small trailer delivery. The last segment, Insurance and Finance, provides insurance and financing to the Company's drivers and independent owner-operators. The Company's segments are strategic business units that offer different services and are managed separately based on the differences in these services.

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

     The following table presents the financial information for the Company's reportable segments for the three-month periods ended March 31, (in thousands):



                                                            Three Months Ended
                                                                March 31,
                                                            2002         2001
                                                          --------      --------
         Operating revenues:
            Manufactured Housing                          $  7,717      $14,372
            Vehicle Delivery                                 4,638        4,532
            Pickup                                           2,267        1,818
            Towaway                                          1,271        2,319
            Insurance and Finance                              415          660
                                                           -------      --------
         Total operating revenues                         $ 16,308      $23,701
                                                           =======      ========
         Segment income (loss) - EBITDA:
            Manufactured Housing                          $  (930)       $(422)
            Vehicle Delivery                                 (270)        (169)
            Pickup                                           (139)         (49)
            Towaway                                          (103)         (48)
            Insurance and Finance                             100          440
                                                          --------      ------
                                                           (1,342)        (248)
         Depreciation and amortization                        (86)        (227)
         Interest expense                                     (75)         (66)
         Loss before income taxes and
         cumulative  effect of change
         in accounting principle                          $(1,503)      $ (541)
                                                          =======       =======

Note 10. Commitments and Contingencies

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

           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

For the Quarter Ended March 31, 2002

Consolidated Results

Revenues for the first quarter 2002 were down 31 percent to $16.3 million versus the $23.7 million reported in the year-ago quarter. The Company reported revenue improvements of 25 percent in the pickup division and 2 percent in the vehicle delivery division. These increases were offset by a 46 % decline in revenue from the manufactured housing division and 45 percent in the towaway division.

The Company renewed its liability and workers compensation insurance on July 1, 2001 resulting in increased expense primarily driven by insurance market conditions. The liability insurance market for trucking companies has been negatively impacted by increased loss ratios, higher credit risks and a decrease in available capacity in the excess reinsurance market. The Company is attempting to recover as much of this increase as possible in the form of apportioned insurance charges to customers.

Operating costs were 95.1% of total revenues for the quarter compared to 92.4% in prior year. Selling, general and administrative expenses were 13.2% of revenue compared to 8.7% of revenue in the first quarter of 2001.

The reduced revenue and increased insurance expense resulted in an operating loss of $1.4 million in the current period compared to operating loss of $475,000 in 2001.

Segment Results

The following discussion sets forth certain information about segment results.

Manufactured Housing

Revenues for the manufactured housing division decreased by $6.7 million or 46% in the first quarter compared to the prior year. This decrease in revenue is driven by a continued industry recession and the loss of the Company's largest customer, Oakwood Homes Corporation (NYSE: OH) effective October 1, 2001.

In September, the Company filed a lawsuit alleging that one of its former senior officers had conspired with a competitor to misappropriate the Company's drivers, employees, customers and trade secrets both during that officer's employment with the Company and after she left the Company. The court issued a preliminary injunction in favor of the Company on September 28, 2001. In addition,  the  Company  is  seeking  monetary  damages  as well as a  permanent injunction against unfair competition and unlawful interference with the Company's contracts. Competition with the parties named in the lawsuit has resulted in decreased revenues and operating margin for the Company's manufactured housing division.

Vehicle Delivery

Operating revenues for the vehicle delivery division in the quarter increased by $106,000 or 2% from prior year as a result of an increase in demand for recreational vehicles. Revenues in this division are anticipated to increase driven by stronger customer outlook and production of recreational vehicles.

Pickup

The pickup division, which utilizes independent contractors with dual-axle pick-up trucks to move travel trailers and boats, reported 25% revenue growth compared to prior year. The increase was attributable to an increase in demand for new recreational vehicles and an increase in the size of Company fleet.

Towaway

Operating revenues for the towaway division that leases independent contractors with Class 8 tractors decreased 45% compared to the prior year. The decease was the result of a 48% decrease in the Company's fleet size of trucks from 113 to 59.

Insurance and Finance

Our Insurance and Finance segment provides insurance and financing services to our drivers and independent owner-operators. Insurance and Finance operating revenues decreased $245,000 or 37% in the first quarter of 2002 as a result of decreases in the number of drivers and independent owner-operators.


LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses and negative operating cash flows during the past two years and the first quarter 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is actively seeking amendments to the existing Credit Facility as well as seeking additional capital resources.

The Company's ability to continue as a going concern is dependent upon its ability to successfully maintain its financing arrangements and to comply with the terms thereof. However, although no assurances can be given, management remains confident that the Company will be able to continue as a going concern.

The $12.5 million, three-year Credit Facility is used for working capital purposes and to post letters of credit for insurance contracts. As of March 31, 2002, the Company had outstanding borrowing of $649,000 and $7.0 million outstanding letters of credit on the Credit Facility. Credit Facility borrowings bear interest at a rate per annum equal to either Bank of New York Alternate Base Rate ("ABR") plus one-half percent or, at the option of Company, absent an event of default, the one month London Interbank Offered Rate ("LIBOR") as published in The Wall Street Journal, averaged monthly, plus three percent. Borrowings and posted letters of credit on the Credit Facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments, and are subject to certain financial covenants including minimum tangible net worth, maximum funded debt, minimum fixed interest coverage and maximum capital expenditures. The facility is secured by accounts receivable, investments, inventory, equipment and general intangibles. The facility may be prepaid anytime with prepayment being subject to a 3%, .75% and ..25% prepayment penalty during year 1, 2 and 3, respectively.

On February 7, 2002, the Company obtained a temporary over-advance on its credit availability on the Credit Facility of $1 million and provided the lender a second mortgage on real estate in Elkhart, Indiana. On April 5, 2002 the Company repaid $500,000 of the over-advance. The remaining $500,000 over-advance will be eliminated on May 31, 2002. The Company intends to use proceeds from the exercise of the warrants of $535,000 and income tax refund of $1,638,000 million to repay this advance.

As of March 31, 2002, the Company was in violation of the following covenants under the Credit Facility: minimum tangible net worth, maximum funded debt and letters of credit to EBITDA and minimum fixed charge coverage. The Company has not requested a waiver of these covenant violations and the lender has continued to advance on the Credit Facility in the normal course of business.

On April 5, 2002, the Company obtained a new $1,400,000 mortgage secured by the Company's land and buildings in Elkhart, Indiana. Loan proceeds were used to retire the previous first mortgage of $500,000 and repay a $500,000 over-advance on the Credit Facility. The remaining proceeds will be used for short-term working capital purposes to the extent they are not restricted. The mortgage is for a one-year period due April 5, 2003 and bears a blended interest rate of 13.5% on the first $1.25 million of principal and 8% on the remaining $150,000 of principal. The loan contains a minimum interest requirement of $101,000 and otherwise may be prepaid at any time with no penalties.

Effective July 1, 2001, the Company renewed its primary liability insurance, workers compensation, cargo, and property insurance. Acquisition of liability insurance in the trucking industry has become increasingly more difficult and expensive over the past year. As a result, the Company's insurance premiums effective July 1, 2001 increased significantly. The Company is attempting to recover as much of this increase as possible from customers in the form of apportioned insurance charges. The net impact on the Company's operating results for the next 12 months cannot be determined at this time.

As of December 31, 2001, the Company recorded an income tax refund due of $591,000. During the first quarter, 2002, as a result of new tax law, the Company qualified for a five year carry back of its net operating losses versus a previously allowed two year carry back. The impact of this tax law change resulted in a $1,047,000 increase in the income tax refund recorded during the first quarter. The total income tax refund of $1,638,000 million was received in May, 2002.

On February 19, 2002, the Board of Directors agreed to set the exercise price reduction period on the Class A warrants to begin on February 26, 2002 and to extend for 63 days, expiring on April 30, 2002 (the "Reduction Period"). The Board of Directors agreed to reduce the exercise price of the warrants to $2.25 per share, instead of $6.00 per share, during the Reduction Period. The Board of Directors reduced the exercise price to $2.25 to give warrant holders the opportunity to purchase shares at a price in the range of recent trading prices of the Class A common stock. All other terms regarding the warrants, including the expiration date of the warrants, remain the same. As of the close of the temporary Reduction Period on April 30, 2002, the Company received $535,331 with the exercise of 237,925 warrants at $2.25 each. Unexercised warrants remain outstanding and exercisable at $9.00 each.

Company accounts receivable provides much of the collateral base for the credit facility, which supports outstanding letters of credit and provides borrowing capacity for working capital. The impact of decreased revenues and accounts receivable have, therefore, reduced the borrowing capacity and liquidity to minimal levels. Management aggressively pursued financing options allowing the Company to meet its liquidity requirements during this slow period until accounts receivable recover to stronger levels. Management is working with its lenders to obtain additional financing.

Our ability to continue as a going concern is dependent upon our ability to successfully maintain our financing arrangements and to comply with the terms thereof. In addition, the cash and letter of credit requirements for the Company's insurance renewal on July 1, 2002, are unknown at this time.

At this time, the Company's ability to successfully cover its financial obligations is uncertain; however, management believes that internally generated funds together with the recent equity infusion, income tax refund and resources available under the credit and mortgage facilities will increase the likelihood that the Company will be able to meet its capital and liquidity requirements through year-end.

Impact of Seasonality

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Our operating revenues, therefore, tend to be stronger in the second and third quarters.


FORWARD LOOKING DISCUSSION

This report contains a number of forward-looking statements. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors, which could cause the statements or projections contained therein, to be materially inaccurate. Such factors include, without limitation, the risk of declining production in the manufactured housing industry; the risk of losses or insurance premium increases from traffic accidents; the risk of loss of major customers; risks that the Company will not be able to attract and maintain adequate capital resources; risks of competition in the recruitment and retention of qualified drivers in the transportation industry generally; risks of acquisitions or expansion into new business lines that may not be profitable; risks of changes in regulation and seasonality of the Company's business. Such factors are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

No New Developments.


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     10.1 Employment Letter Agreement between Morgan Drive Away, Inc. and Michael J. Archual dated January 16, 2001

     10.2 Employment  Letter Agreement  between Morgan Drive Away, Inc. and Gary
          J. Klusman dated February 23, 2001

     (b)  Report on Form 8-K:

     Registrant filed a Report on Form 8-K on February 26, 2002, to report action of its board of directors to temporarily reduce the exercise price of Class A Warrants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE MORGAN GROUP, INC.



                                             BY:  /s/ Gary J. Klusman
                                                -------------------------------
                                                Gary J. Klusman
                                                Chief Financial Officer


                                             DATE:   May 15, 2002