Form 10-Q
period 2002-06-30
MORGAN GROUP INC
filed 2002-08-19
CIK 906609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2002



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


The number of shares outstanding of each of the Company's classes of common stock at July 31, 2002 was:

         Class A - 1,486,082 shares
         Class B - 2,200,000 shares

                             The Morgan Group, Inc.

                                      INDEX


                                                                          PAGE
                                                                         NUMBER

PART I          FINANCIAL INFORMATION

Item 1          Financial Statements

                      Consolidated Balance Sheets as of
                      June 30, 2002 and December 31, 2001                   3

                      Consolidated Statements of Operations for the Three-Month and Six-Month Periods
                      Ended June 30, 2002 and 2001                          4

                      Consolidated Statements of Cash Flows for the
                      Six-Month Periods
                      Ended June 30, 2002 and 2001                          5

                      Notes to Consolidated Financial
                      Statements as of June 30, 2002                       6-13

Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       14-20


PART II         OTHER INFORMATION

Item 1               Legal Proceedings                                     21

Item 4               Submission of Matters to Vote of Security Holders     22

Item 6            Exhibits and Reports on Form 8-K                         22

SIGNATURES                                                                 23

CERTIFICATION                                                              24


                                                     PART I FINANCIAL INFORMATION
                                                     Item 1 - Financial Statements
                                                The Morgan Group, Inc. and Subsidiaries
                                                      Consolidated Balance Sheets
                                      (Dollars and shares in thousands, except per share amounts)


                                                                                              June 30         December 31
                                                                                                2002             2001
                                                                                              -------         -----------
ASSETS                                                                                      (Unaudited)        (Note 1)
Current assets:
   Cash and cash equivalents                                                                  $    728         $  1,017
   Investments - restricted                                                                      2,642            2,624
   Accounts receivable, net of allowances
        Of $336 in 2002 and $439 in 2001                                                         7,002            6,322
   Refundable taxes                                                                                 57              591
   Prepaid insurance                                                                               199              890
   Other current assets                                                                          1,547            1,313
                                                                                              --------         --------
Total current assets                                                                            12,175           12,757

Property and equipment, net                                                                      3,075            3,385
Goodwill and non-compete agreements, net                                                         1,895            6,256
Other assets                                                                                       133              132
                                                                                              --------         --------
Total assets                                                                                  $ 17,278         $ 22,530
                                                                                              ========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current debt (in default)                                                                  $  1,934             $580
   Trade accounts payable                                                                        4,854            4,505
   Accrued liabilities                                                                           2,076            2,500
   Accrued claims payable                                                                        2,965            3,028
   Refundable deposits                                                                             782              675
   Current portion of long-term debt                                                               165              169
                                                                                              --------         --------
Total current liabilities                                                                       12,776           11,457
Long-term debt, less current portion                                                                13               13
Long-term accrued claims payable                                                                 3,836            4,078
Shareholders' equity:
   Common stock, $.015 par value
      Class A: Authorized shares - 7,500
      Issued shares - 1,845 in 2002 and 1,607 in 2001                                               27               23
      Class B: Authorized shares - 4,400
      Issued and outstanding shares - 2,200                                                         33               33
   Additional paid-in capital                                                                   14,732           14,214
   Retained deficit                                                                            (10,956)          (4,105)
   Less - treasury stock at cost (359 Class A shares)                                           (3,183)          (3,183)
                                                                                              --------         --------
Total shareholders' equity                                                                         653            6,982
                                                                                              --------         --------
Total liabilities and shareholders' equity                                                    $ 17,278           22,530
                                                                                              ========         =========
See notes to consolidated financial statements




                                                The Morgan Group, Inc. and Subsidiaries
                                                  Consolidated Statements of Operations
                                       (Dollars and shares in thousands, except per share amounts)
                                                               (Unaudited)


                                                                        Three Months Ended         Six Months Ended
                                                                              June 30                  June 30
                                                                           2002         2001        2002         2001
                                                                           ----         ----        ----         ----

Operating revenues                                                        $18,042     $29,309      $34,350      $53,010

Costs and expenses:
   Operating costs                                                         17,486      26,638       32,990       48,530
   Selling, general and administration                                      2,479       2,023        4,625        4,080
   Loss on impairment of assets                                             2,070           -        2,070            -
   Depreciation and amortization                                               86         250          172          477
                                                                          -------     --------     -------      -------
                                                                           22,121      28,911       39,857       53,087

Operating income (loss)                                                    (4,079)        398       (5,507)         (77)
Interest expense, net                                                         103          27          178           93
                                                                          -------     -------      -------      -------
Income (loss) before income taxes and cumulative
effect of change in accounting principle                                   (4,182)        371       (5,685)        (170)
Income tax benefit                                                                       (255)      (1,125)        (255)
                                                                          -------     -------      -------      -------
Income (loss) before cumulative effect of
   change in accounting principle                                          (4,182)        626       (4,560)          85
Cumulative effect of change in accounting principle (Note 2)                                -       (2,290)           -
                                                                          -------     -------      -------      -------
Net income (loss)                                                         $(4,182)    $   626      $(6,850)     $    85
                                                                          =======     ========     =======      ========
Basic income (loss) per share:
    Income (loss) before cumulative effect of change
     In accounting principle                                              $ (1.18)    $   0.26     $ (1.30)     $  0.03
    Cumulative effect of change in accounting principle                                      -       (0.65)           -
                                                                          -------     -------      -------      -------

    Net income (loss) per common share                                    $ (1.18)    $   0.26     $ (1.95)     $  0.03

Weighted average shares outstanding                                         3,553        2,448       3,516        2,448

Diluted income (loss) per share:
    Income (loss) before cumulative effect of change
     In accounting principle                                              $ (1.15)    $   0.26     $ (1.28)     $  0.03
    Cumulative effect of change in accounting principle                                     -        (0.65)           -
                                                                          -------     -------      -------      -------
    Net income (loss) per common share                                    $ (1.15)    $   0.26     $ (1.93)     $  0.03
                                                                          =======     ========     =======      ========

See notes to consolidated financial statements

                                                The Morgan Group, Inc. and Subsidiaries
                                                  Consolidated Statements of Cash Flows
                                                         (Dollars in thousands)
                                                               (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30
                                                                                     2002             2001
                                                                                  ------------     ------------
Operating activities:
   Net income (loss)                                                               $(6,850)         $    85
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Cumulative effect of change in accounting principle                             2,290                -
     Depreciation and amortization                                                     172              477
     Loss on disposal of property and equipment                                         72                3
     Impairment of assets                                                            2,070                -
   Changes in operating assets and liabilities:
     Accounts receivable                                                              (680)               -
     Refundable taxes                                                                  534             (203)
     Prepaid expenses and other current assets                                         457             (419)
     Other assets                                                                       (1)             419
     Trade accounts payable                                                            349            1,403
     Accrued liabilities                                                              (424)            (518)
     Accrued claims payable                                                           (305)              11
     Refundable deposits                                                               107             (174)
                                                                                   -------          -------
     Net cash provided by (used in) operating activities                            (2,209)            (942)

Investing activities:
   Income from restricted investments                                                  (18)               -
   Purchases of property and equipment                                                 (16)             (89)
   Proceeds from sale of property and equipment                                        109                -
   Non-compete agreements                                                              (25)             (45)
                                                                                   -------          -------
   Net cash provided by (used in) investing activities                                  50             (134)

Financing activities:
   Net proceeds from credit facility                                                   454                -
   Net proceeds from real estate loan                                                  900                -
   Principal payments on long-term debt                                                (4)              (84)
   Issuance of common stock                                                            520
                                                                                   -------          -------
                                                                                                          -
Net cash provided by (used in) financing activities                                  1,870              (84)
                                                                                   -------          -------

Net decrease in cash and equivalents                                                 (289)           (1,160)

Cash and cash equivalents at beginning of period                                     1,017            2,092
                                                                                   -------          -------

Cash and cash equivalents at end of period                                         $   728          $   932
                                                                                   =======          =======
  See notes to consolidated financial statements.

                     The Morgan Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1. Basis of Presentation

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

Note 2. Goodwill Impairment

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This Standard eliminates goodwill amortization and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption of the Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. This impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any.

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

Note 3. Goodwill and Non-Compete Agreements

     The reconciliation of reported net income (loss) per share to adjusted net income (loss) per share for the periods ended June 30, 2002 and 2001 was as follows (in thousands, except per share data):

                                                                         Three Months Ended      Six Months Ended
                                                                               June 30               June 30
                                                                          2002          2001        2002        2001
                                                                          ----          ----        ----        ----

         Reported net income (loss)                                      $(4,182)        $626    $(6,850)         $85
         Add back:  Goodwill amortization                                      -          124          -          255
                                                                         -------        -----    -------        -----
         Adjusted net income (loss)                                      $(4,182)        $750    $(6,850)        $340
                                                                         =======        =====    =======        ======
         Basic income (loss) per share:
         Reported income (loss) per share                                 $(1.18)       $0.26    $(1.95)        $0.03
         Add back:  Goodwill amortization                                       -        0.05          -         0.11
                                                                         -------        -----    -------        -----
         Adjusted income (loss) per share                                 $(1.18)       $0.31    $(1.95)        $0.14
                                                                         =======        =====    =======        ======

         Diluted income (loss) per share:
         Reported income (loss) per share                                 $(1.15)       $0.26    $(1.93)        $0.03
         Add back:  Goodwill amortization                                      -         0.05         -          0.11
                                                                         -------        -----    -------        -----
         Adjusted income (loss) per share                                 $(1.15)       $0.31    $(1.93)        $0.14
                                                                         =======        =====    =======        ======


     During the first six months of 2002, the Company paid $25,000 for non-compete agreements. Excluding goodwill, amortization expense of the non-compete agreements was $26,000 and $22,000 for the first six months of 2002 and 2001, respectively. The annual estimated amortization expense for the non-compete agreements for the five-year period ending December 31, 2006, ranges from $33,000 to $55,000 per year.

Note 4. Debt

     Credit Facility

     The $12.5 million, three-year Credit Facility is used for working capital purposes and to post letters of credit for insurance contracts. As of June 30, 2002, the Company had outstanding borrowings of $534,000 and $7.0 million outstanding letters of credit on the Credit Facility. Credit Facility borrowings bear interest at a rate per annum equal to either Bank of New York Alternate Base Rate ("ABR") plus one-half percent or, at the option of Company, absent an event of default, the one month London Interbank Offered Rate ("LIBOR") as published in The Wall Street Journal, averaged monthly, plus three percent. Borrowings and posted letters of credit on the Credit Facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments, and are subject to certain financial covenants including minimum tangible net worth, maximum funded debt, minimum fixed interest coverage and maximum capital expenditures. The facility is secured by accounts receivable, investments, inventory, equipment, general intangibles and a second mortgage on land and buildings in Elkhart, Indiana. The facility may be prepaid anytime with prepayment being subject to a .75% and .25% prepayment penalty during years 2 and 3, respectively.

     As of June 30, 2002, the Company was in violation of the following covenants under the Credit Facility: minimum tangible net worth, maximum funded debt and letters of credit to EBITDA and minimum fixed charge coverage. The Company has not requested a waiver of these covenant violations and the lender has continued to advance on the Credit Facility.

     At June 30, 2002, advances against the Credit Facility were greater than the formula borrowing base calculation by $1.4 million. The Company is seeking to obtain an agreement with the lender to continue to over advance on the Credit Facility by up to $1.5 million in exchange for security interests in all unsecured real estate and specified future cash payments. All advances under the Credit Facility would continue to be at the lender's sole discretion as a result of covenant violations and the agreement. The $1.5 million over advance would be reduced by $600,000 on September 30, 2002, $200,000 on October 31, 2002, $350,000 on November 30, 2002, and
     $350,000 on December 31, 2002 under the proposed agreement. The maximum amount of the Credit Facility would be reduced to $8.0 million and the facility would expire on December 31, 2002. The documentation has been prepared with the lender but has not been executed pending resolution of collateral issues. The Company cannot give assurance that an agreement will be executed. In the event an agreement is not reached, the lender may exercise its remedies under the Facility, including immediate demand of outstanding borrowings.

     The Company is cooperating with an investigation initiated by Morgan Group Holding Company, which owns 64.2% of the Company's common stock and 77.6% of the Company's voting stock, to determine facts associated with the origination, reporting and resolution of the over advance on the Credit Facility and any resulting financial statement consequences. Independent parties conducting the investigation will report their findings to Morgan Group Holding Company and the independent members of the Company's Board of Directors. The results of the inquiry and the resulting impact on the Company cannot be determined at this time.

     Mortgage Note Payable

     On April 5, 2002, the Company obtained a $1,400,000 mortgage secured by the Company's land and buildings in Elkhart, Indiana. Loan proceeds were used to retire the previous first mortgage of $500,000 and repay a $500,000 over-advance on the Credit Facility. The remaining proceeds were used for short-term working capital purposes to the extent they were not restricted. The mortgage is due April 5, 2003 and bears a blended interest rate of 13.5% on the first $1.25 million of principal and 8% on the remaining $150,000 of principal. The loan contains a minimum interest requirement of $101,000 and otherwise may be prepaid at any time with no penalties.

     The Company was delinquent in making an interest payment on this mortgage loan on August 1, 2002. The lender did not accept the subsequent late payment. On August 8, 2002, the lender declared the Company in default on the note and issued a demand letter for immediate payment of full principal and interest of $1.48 million. The Company cannot comply with the demand for payment and is currently seeking to negotiate a forbearance agreement with the lender. The resolution of this default and impact on the Company cannot be determined at this time. If a forbearance agreement cannot be obtained, the lender may exercise its remedies including foreclosure on the real estate.


     Long Term Debt

         Long-term debt consisted of the following (in thousands):

                                                                                            June 30       December 31
                                                                                             2002            2001
                                                                                             ----            ----
              Promissory  notes  with  imputed  interest  rates  from  6.31%  to  9.0%, principal and interest payments due from monthly to annually,  through
                 March 31, 2004                                                              $178            $182
              Less current portion                                                            165             169
                                                                                             ----            ----
              Long-term debt, net of current portion                                         $ 13            $ 13
                                                                                             ====            ====

     Insurance Premium Financing

     In July 2002,  the Company  utilized a third party to finance its insurance premiums. In conjunction with this financing arrangement, the Company borrowed $5.0 million and prepaid its annual premiums to its insurance underwriter. The terms of the financing allow for the financier to have a first security interest in unearned premiums. The financing was for a nine-month period at an interest rate of 6.0% with the final payment due on April 1, 2003. This transaction was not recorded in the June 30, 2002 financial statements.

Note 5. Credit Risk

     With the downturn in the national economy, management is continually reviewing credit worthiness of its customers and taking appropriate steps to ensure the quality of the receivables. As of June 30, 2002, 47% of the open trade accounts receivable was with six customers of which over 98% was within 60 days of invoice. In total, 95% of the open trade receivables are also within 60 days of invoice.

Note 6. Operating Costs and Accruals

     Components of operating costs are as follows (in thousands):

                                                        Six Months Ended
                                                            June 30
                                                        2002         2001
                                                        ----         ----
       Purchased transportation costs                  $25,838      $38,579
       Operating supplies and expenses                   2,970        4,805
       Claims                                              696        1,657
       Insurance                                         2,366        1,560
       Operating taxes and licenses                      1,120        1,929
                                                       -------      -------
                                                       $32,990      $48,530
                                                       =======      =======


     Material components of accrued liabilities are as follows (in thousands):

                                           June 30      December 31
                                             2002          2001
                                             ----          ----
Government fees                            $  211         $  283
Workers' compensation                         549            405
Customer incentives                           287            150
Real estate taxes                             104            107
Other accrued liabilities                     925          1,555
                                           ------         ------
                                           $2,076         $2,500
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

     Other accrued liabilities consist of various accruals for professional services, group health insurance, payroll and payroll taxes, and other items, which individually are less than 5% of total current liabilities.

Note 7. Stockholders' Equity

     Lynch Spin Off to Morgan Group Holdings

     Lynch Interactive Corporation, previously the majority stockholder of the Company, spun off its investment in the Company to Lynch Interactive stockholders on January 24, 2002, by forming a new holding company, Morgan Group Holding Co. ("Holdings"), transferring its Company investment to Holdings and distributing shares of Holdings to its stockholders.

     Issuance of Non-transferable Warrants

     On December 12, 2001, the Company issued non-transferable warrants to purchase shares of common stock to the holders of Class A and Class B common stock. Each warrant entitles the holder to purchase one share of their same class of common stock at an exercise price of $9.00 per share through the expiration date of December 12, 2006. The Class A warrants provided that the exercise price would be reduced to $6.00 per share during a Reduction Period of at least 30 days during the five-year exercise period.

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

Note 8. Income Taxes

     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary differences become deductible. A valuation allowance was recorded in 2001 to reduce the net deferred tax assets to zero as the Company has experienced cumulative losses for financial reporting for the last three years. Management considered, in reaching the conclusion on the required valuation allowance, given the cumulative losses, that it would be inconsistent with applicable accounting rules to rely on future taxable income to support full realization of the deferred tax asset. As of June 30, 2002, the Company had no net deferred tax assets recorded.

     As of December 31, 2001, the Company recorded an income tax refund receivable of $591,000. During the first quarter, 2002, as a result of a new tax law, the Company qualified for a five year carry back of its net operating losses versus a previously allowed two year carry back. The impact of this tax law change resulted in a $1,047,000 increase in the income tax refund receivable recorded during the first quarter. The total income tax refund of $1,638,000 was received in May 2002.

Note 9. Segment Reporting

     Description of Services by Segment

     The Company operates in five business segments: Manufactured Housing, Vehicle Delivery, Pickup, Towaway, and Insurance and Finance. The Manufactured Housing segment primarily provides specialized transportation to companies which produce manufactured homes and modular homes through a network of terminals located in seventeen states. The Vehicle Delivery segment provides outsourcing transportation primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in four states. The Pickup and Towaway segments consist of large trailer, travel and small trailer delivery. The last segment, Insurance and Finance, provides insurance and financing to the Company's drivers and independent owner-operators. The Company's segments are strategic business units that offer different services and are managed separately based on the differences in these services.

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

     The following table presents the financial information for the Company's reportable segments for the three-month and six-month periods ended June 30, (in thousands):

                                                                          Three Months Ended      Six Months Ended
                                                                                 June 30                 June 30
                                                                            2002        2001        2002        2001
                                                                            ----        ----        ----        ----
         Operating revenues:
            Manufactured housing                                         $  8,521     $17,972     $16,238      $32,344
            Vehicle delivery                                                5,114       4,695       9,752        9,227
            Pickup                                                          2,621       2,291       4,888        4,109
            Towaway                                                         1,403       3,686       2,674        6,005
            Insurance and finance                                             383         665         798        1,325
                                                                         --------     -------     -------      -------
         Total operating revenues                                        $ 18,042     $29,309     $34,350      $53,010
                                                                         ========     =======     =======      =======
         Segment income (loss) - EBITDA:
            Manufactured housing                                         $ (3,045)    $   587     $(3,975)     $   165
            Vehicle delivery                                                (599)        (195)       (869)        (364)
            Pickup                                                           (24)         157        (163)         108
            Towaway                                                         (113)          25        (216)         (23)
            Insurance and finance                                           (212)          74        (112)         514
                                                                         --------     -------     -------      -------
                                                                          (3,993)         648      (5,335)         400
         Depreciation and amortization                                         86         250         172          477
         Interest expense                                                     103          27         178           93
                                                                         --------     -------     -------      -------
         Income (loss) before income taxes and cumulative
         effect of change in accounting principle                        $ (4,182)    $   371     $(5,685)     $  (170)
                                                                         ========     =======     =======      =======



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

Note 11. Subsequent Events

     In August 2002, the Company decided to exit the business of providing transportation services to the manufactured housing industry. On August 14, 2002 the Company sold the manufactured housing transportation division of the company to Bennett Truck Transport, L.L.C., ("Bennett") a privately held company headquartered in McDonough, Georgia. The assets included in the sale are substantially all personal property, customer lists, driver files, and certain vehicles and vehicle finance contracts. The sale excludes real property, computer and copier equipment, and personal property at the Company's headquarters in Elkhart, Indiana. In addition, this transaction resulted in the settlement of certain litigation originally brought by Morgan against Bennett and certain former Morgan employees. The agreement calls for Bennett to pay the Company $1,050,000 in installments over 75 days. As a result of the sale of the manufactured housing division, the Company has recorded an impairment of assets in the accompanying financial statements to record the expected loss on the sale of this division as calculated in the below table. The impairment of assets is recorded on the balance sheet as a reduction of goodwill.

                  Sale proceeds                       $ 1,050,000
                  Net book value of assets sold          (550,000)
                  Net book value of goodwill           (2,570,000)
                                                      -----------
                  Net gain / (loss) on disposal       ($2,070,000)
                                                      ============

Note 12. Review by Independent Accountant

     The accompanying Form 10-Q for the period ended June 30, 2002 has not been reviewed by the Company's independent accountants. On May 14, 2002 the Company named a new independent accountant. The transition from the previous accountant to the successor accountant has not been completed to permit the successor accountant to complete a review of the financial statements contained in this Form 10-Q for the period ended June 30, 2002 because the prior accountant has not made certain work papers available to the successor accountant.

           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESULTS OF OPERATIONS

For the Quarter Ended June 30, 2002

Consolidated Results

Revenues for the second quarter 2002 were down 38% to $18.0 million versus $29.3 million reported in the year-ago quarter. The Company reported revenue improvements of 14% in the pickup division and 9% in the vehicle delivery division. These increases were offset by a 53% decline in revenue from the manufactured housing division and 62% in the towaway division.

The Company renewed its liability and workers compensation insurance on July 1, 2002 resulting in increased expense primarily driven by insurance market conditions. The liability insurance market for trucking companies has been negatively impacted by increased loss ratios, higher credit risks and a decrease in available capacity in the excess reinsurance market. The Company is attempting to recover as much of this increase as possible in the form of apportioned insurance charges to customers.

Operating costs were 96.9% of total revenues for the quarter compared to 90.9% in prior year. Insurance premiums increased from 2.6% in 2001 to 6.5% of operating revenues in 2002 due to increased premium rates. Selling, general and administrative expenses were 13.7% of revenue compared to 6.9% of revenue in the second quarter of 2001. The Company recorded a $2.0 million impairment on assets in conjunction with the sale of a division in August 2002.

The reduced revenue and increased insurance expense and impairment of assets charge resulted in an operating loss of $4.1 million in the current period compared to operating income of $398,000 in 2001.

Segment Results

The following discussion sets forth certain information about segment results.

Manufactured Housing

Revenues for the manufactured housing division decreased by $9.4 million or 53% in the second quarter compared to the prior year. This decrease in revenue is driven by a continued industry recession and the loss of the Company's largest customer, Oakwood Homes Corporation (NYSE: OH) effective October 1, 2001. Revenues from Oakwood declined by $3.7 million in the second quarter of 2002 as compared to 2001. Industry shipments of manufactured homes declined by 10% in the second quarter of 2002 according to the Manufactured Housing Institute.

Effective August 14, 2002, the Company disposed of its manufactured housing division. See Part II, Item 1 below for a description of this transaction. After August 14, 2002, the revenue and expenses from this division will no longer be reflected in the statements of operations.

For the quarter, the manufactured housing division EBITDA loss of $4.0 million includes an asset impairment charge of $2.1 million associated with the sale of the division in August, 2002.

Vehicle Delivery

Operating revenues for the vehicle delivery division in the quarter increased by $420,000 or 9% from prior year as a result of an increase in demand for new recreational vehicles. Revenues in this division are anticipated to increase driven by stronger customer outlook and production of recreational vehicles.

Pickup

The pickup division, which utilizes independent contractors with dual-axle pick-up trucks to move travel trailers and boats, reported 14% revenue growth compared to the prior year. The increase was attributable to an increase in demand for new recreational vehicles and an increase in the size of the Company's fleet.

Towaway

Operating revenues for the towaway division that leases independent contractors with Class 8 tractors decreased 62% compared to the prior year. The decrease was the result of a 48% decrease in the Company's fleet size of trucks from 113 to 59.

Insurance and Finance

Our Insurance and Finance segment provides insurance and financing services to our drivers and independent owner-operators. Insurance and Finance operating revenues decreased $284,000 or 43% in the second quarter of 2002 as a result of decreases in the number of drivers and independent owner-operators.


For the Six Months Ended June 30, 2002

Consolidated Results

Revenues for the first six months of 2002 decreased $18.7 million or 35% compared to 2001. The Company reported revenue improvements of 19% in the pickup division and a 6.0% in the vehicle delivery division. The revenue improvements were offset by a 50% decline in revenue from the manufactured housing division and 56% in the towaway division.

Operating costs were 96.0% of total revenues for the six months ended June 30, 2002 compared to 91.5% for the prior year. Insurance premiums increased from 2.7% in 2001 to 7.1% of operating revenues in 2002 due to increased premium rates. Selling, general and administrative expenses were 13.5% of revenue compared to 7.7% of revenue for the prior year.

Manufactured Housing

Revenues for the manufactured housing division declined by $16.1 million or 50% for the first six months of 2002 as compared to the prior year. The decrease in revenue is the result of a continued industry recession and the loss of the Company's largest customer, Oakwood Homes Corporation effective October 1, 2001. Revenues from Oakwood declined by $7.4 million in the first six months of 2002 as compared to 2001. Industry shipments of manufactured homes declined by 5% in the first six months of 2002 according to the Manufactured Housing Institute.

Effective August 14, 2002, the Company disposed of its manufactured housing division. See Part II, Item 1 below for a description of this transaction. After August 14, 2002, the revenue and expenses from this division will no longer be reflected in the statements of operations.

For the six months ended June 30, 2002 , the manufactured housing division EBITDA loss of $4.0 million includes an asset impairment charge of $2.1 million associated with the sale of the division in August, 2002.

Vehicle Delivery

Operating revenues in the vehicle delivery division for the first six months of 2002 increased $525,000 or 6% compared to 2001. This increase is primarily a result of increased demand for recreational vehicles in 2002 as compared to 2001.

Pickup

Operating revenues in the pickup division increased 19% during the first six months of 2002 to $4.8 million. The increase was attributable to an increase in demand for new recreational vehicles and an increase in the size of the Company's fleet.

Towaway

Operating revenues for the towaway division for the first six months of 2002 decreased to $2.7 million from $6.0 million in 2001. The 56% decrease was the result of a decrease in the size of the Company's fleet.

Insurance and Finance

Insurance and finance operating revenues for the first six months of 2002 decreased $527,000 or 66% compared to 2001. The decrease was the result of a decrease in the number of drivers and independent owner operators utilizing the insurance services.


LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses and negative operating cash flows during the past two years and the first two quarters of 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is actively seeking additional capital resources.

The Company's ability to continue as a going concern is dependent upon its ability to successfully maintain its financing arrangements and to comply with the terms thereof. In the event that the Company cannot maintain its borrowing capacity under the Credit Facility or meet other cash flow obligations, the Company will be required to consider its options including potentially discontinuing operations or voluntary insolvency proceedings.

Effective July 1, 2002, the Company renewed its primary liability insurance, workers compensation, cargo, and property insurance. Acquisition of liability insurance in the trucking industry has become increasingly more difficult and expensive over the past two years. As a result, the Company's insurance premiums have increased significantly in each of the insurance periods beginning July 1, 2001 and 2002. The Company is attempting to recover as much of this increase as possible from customers in the form of apportioned insurance charges. The net impact on the Company's operating results for the next 12 months cannot be determined at this time.

The Company had a $600,000 premium finance payment due on August 19, 2002, which the Company was not able to pay. The finance company intends to initiate cancellation of the Company's current insurance program which will take 10 to 30 days.

Based on the Company's sale of its manufactured housing division on August 14, 2002, the Company is seeking new liability and workers compensation insurance programs. The Company plans to reduce the total cost of the program as the Company will be running significantly fewer miles and overall accident risk will decrease. The manufactured housing division has historically generated the vast majority of the Company's liability claims. The remaining three divisions have experienced less claim cost per mile over the past six years. The Company's ability to obtain an affordable liability and workers compensation insurance program before the existing program expires is uncertain. In the event the Company does not have liability and worker's compensation insurance, the Company would be forced to cease operations.

The $12.5 million, three-year Credit Facility is used for working capital purposes and to post letters of credit for insurance contracts. As of June 30, 2002, the Company had outstanding borrowing of $534,000 and $7.0 million outstanding letters of credit on the Credit Facility. Credit Facility borrowings bear interest at a rate per annum equal to either Bank of New York Alternate Base Rate ("ABR") plus one-half percent or, at the option of Company, absent an event of default, the one month London Interbank Offered Rate ("LIBOR") as published in The Wall Street Journal, averaged monthly, plus three percent. Borrowings and posted letters of credit on the Credit Facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments, and are subject to certain financial covenants including minimum tangible net worth, maximum funded debt, minimum fixed interest coverage and maximum capital expenditures. The facility is secured by accounts receivable, investments, inventory, equipment and general intangibles. The facility may be prepaid anytime with prepayment being subject to a 3%, .75% and ..25% prepayment penalty during year 1, 2 and 3, respectively.

On February 7, 2002, the Company obtained a temporary over-advance on its credit availability on the Credit Facility of $1 million and provided the lender a second mortgage on real estate in Elkhart, Indiana. On April 5, 2002 the Company repaid $500,000 of the over-advance. The remaining $500,000 over-advance was eliminated on May 31, 2002. The Company used the proceeds from the exercise of the warrants of $535,000 and income tax refund of $1,638,000 million to repay this advance.

As of March 31, 2002 and June 30, 2002, the Company was in violation of the following covenants under the Credit Facility: minimum tangible net worth, maximum funded debt and letters of credit to EBITDA and minimum fixed charge coverage. The Company has not requested a waiver of these covenant violations and the lender has continued to advance on the Credit Facility.

At June 30, 2002, advances against the Credit Facility were greater than the formula borrowing base calculation by $1.4 million. The Company is seeking to obtain an agreement with the lender to continue to over advance on the Credit Facility by up to $1.5 million in exchange for security interests in all unsecured real estate and specified future cash payments. All advances under the Credit Facility would continue to be at the lender's sole discretion as a result of covenant violations and the agreement. The $1.5 million over advance would be reduced by $600,000 on September 30, 2002, $200,000 on October 31, 2002,
$350,000 on November 30, 2002, and $350,000 on December 31, 2002 under the proposed agreement. The maximum amount of the Credit Facility would be reduced to $8.0 million and the facility would expire on December 31, 2002. The documentation has been prepared with the lender but has not been executed pending resolution of collateral issues. The Company cannot give assurance that an agreement will be executed. In the event an agreement is not reached, the lender may exercise its remedies under the Facility, including immediate demand of outstanding borrowings.

The Company's Board of Directors has requested an inquiry to determine the facts associated with the origination, reporting and resolution of the over advance on the credit facility. Independent parties conducting the inquiry will report their findings to the Board. The results of the inquiry and the resulting impact on the Company cannot be determined at this time.

On April 5, 2002, the Company obtained a new $1,400,000 mortgage secured by the Company's land and buildings in Elkhart, Indiana. Loan proceeds were used to retire the previous first mortgage of $500,000 and repay a $500,000 over-advance on the Credit Facility. The remaining proceeds were used for short-term working capital purposes to the extent they were not restricted. The mortgage is for a one-year period due April 5, 2003 and bears a blended interest rate of 13.5% on the first $1.25 million of principal and 8% on the remaining $150,000 of principal. The loan contains a minimum interest requirement of $101,000 and otherwise may be prepaid at any time with no penalties.

The Company was delinquent in making an interest payment on this mortgage loan on August 1, 2002. The lender did not accept the subsequent late payment. On August 8, 2002, the lender declared the Company in default on the note and issued a demand letter for immediate payment of full principle and interest of $1.48 million. The Company cannot comply with the demand for payment and is currently seeking to negotiate a forbearance agreement with the lender. The resolution of this default and impact on the Company cannot be determined at this time. If a forbearance agreement cannot be obtained, the lender may exercise its remedies including foreclosure on the real estate.

As of December 31, 2001, the Company recorded an income tax refund due of $591,000. During the first quarter, 2002, as a result of a new tax law, the Company qualified for a five year carry back of its net operating losses versus a previously allowed two year carry back. The impact of this tax law change resulted in a $1,047,000 increase in the income tax refund recorded during the first quarter. The total income tax refund of $1,638,000 million was received in May 2002.

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

Company accounts receivable provide much of the collateral base for the credit facility, which supports outstanding letters of credit and provides borrowing capacity for working capital. The impact of decreased revenues and accounts receivable have, therefore, reduced the borrowing capacity and liquidity to minimal levels. Management continues to aggressively pursue financing options allowing the Company to meet its liquidity requirements during this slow period until accounts receivable recover to stronger levels. Management is working with its lenders to maintain existing credit arrangements and to obtain additional financing. In addition, management will continue to consider strategic alternatives, potentially including sales of assets.

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


FORWARD LOOKING DISCUSSION

This report contains a number of forward-looking statements, including statements regarding the prospective adequacy of the Company's liquidity and capital resources in the near term. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors, which could cause the statements or projections contained therein, to be materially inaccurate. Such factors include, without limitation, the risk of declining production in the manufactured housing industry; the risk of losses or insurance premium increases from traffic accidents; the risk of loss of major customers; risks that the Company will not be able to attract and maintain adequate capital resources; risks of competition in the recruitment and retention of qualified drivers in the transportation industry generally; risks of acquisitions or expansion into new business lines that may not be profitable; risks of changes in regulation and seasonality of the Company's business. Such factors are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In August 2002, The Morgan Group, Inc. (the "Company"), a Delaware corporation, decided to exit the business of providing transportation services to the manufactured housing industry. On August 14, 2002 the Company sold the manufactured housing transportation division of the Company to Bennett Truck Transport, L.L.C. ("Bennett"), a privately held company headquartered in McDonough, Georgia.

The decision to sell the manufactured housing division to Bennett was approved by the Company's Board of Directors on August 14, 2002.

The assets included in the sale include substantially all personal property at the Company's manufactured housing terminals. The sale excludes real property, computer and copier equipment, and personal property at the Company's headquarters in Elkhart, Indiana. The assets sold also include customer lists, driver files, and certain specific vehicles and vehicle finance contracts.

In addition,  this transaction  resulted in the settlement of certain litigation
originally   brought  by  Morgan  against  Bennett  and  certain  former  Morgan employees.

Bennett is to pay the Company the sum of $1,050,000 in installments ranging from the closing date to approximately 75 days subsequent to closing. The sale price was determined by a negotiated amount between the Company and Bennett.


Item 4 - Submission of Matters to Vote of Security Holders


On June 20, 2002, the Company held its Annual Meeting of Stockholders, the results of which follow:

Report of proxies received and shares voted June 20, 2002

                                                                     Total             Voted          % of Total
                                                                     -----             -----          ----------
Number of shares of Class A common stock                           1,486,082         1,204,787           81%

Number of shares of Class B common stock                           2,200,000         2,200,000           100%

1.  Election of directors elected by
     all shareholders (1-year term), shares
     of Class B common stock are entitled
     to two votes

                                                                    Against or
                                                     For            Withheld         Abstained        Non-Votes
                                                     ---            --------         ---------        ---------
     Charles C. Baum                              5,602,027          2,760             - 0 -           281,295
     Richard B. Black                             5,602,027          2,760             - 0 -           281,295
     Anthony T. Castor, III                       5,602,027          2,760             - 0 -           281,295
     Robert E. Dolan                              5,602,027          2,760             - 0 -           281,295
     John Fikre                                   5,600,927          3,860             - 0 -           281,295
     Richard L. Haydon                            5,602,027          2,760             - 0 -           281,295

     Election of director by holders of
     Class A common stock (1-year term)

     Robert S. Prather, Jr.                       5,602,027          2,760             - 0 -           281,295




Item 6 - Exhibits and Reports on Form 8-K

               (a) Exhibits: None

               (b) Report on Form 8-K:

               Registrant filed a Report on Form 8-K on May 20, 2002, to report action of its board of directors naming a new certifying accountant. Registrant filed an amendment to such report on May 31, 2002.

               Registrant  filed a Report on Form 8-K on  August  19,  2002,  to
               report   action  of  its  board  of   directors   selling   their
               manufactured housing division on August 14, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE MORGAN GROUP, INC.



                                          BY:  /s/ Gary J. Klusman
                                              ----------------------------------
                                              Gary J. Klusman
                                              Chief Financial Officer


                                          DATE:   August 19, 2002





                                  CERTIFICATION


     By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, except as noted in Note 11 under Part I, Item 1 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of The Morgan Group, Inc.

     Signed this 19th day of August, 2002.




   /s/ Gary J. Klusman                   /s/ Anthony T. Castor, III
   ----------------------------          -------------------------
     Gary J. Klusman                        Anthony T. Castor, III
     ---------------                        ----------------------
      (Typed Name)                               (Typed Name)


   Chief Financial Officer               President and Chief Executive Officer
   ----------------------                -------------------------------------
         (Title)                                       (Title)